Form 10QSB
period 1996-03-31
TECHNICAL VENTURES INC
filed 1996-11-13
CIK 788340

                                Form 10 -QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended  March  31, 1996

      [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                      Commission File Number 33-2775-A

                            TECHNICAL VENTURES INC.

      (Exact Name of small business issuer as specified in its charter)

          New York                                          13-3296819

 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation of organisation)                           identification No.)

     3411 McNicoll Avenue, Unit 11, Scarborough, Ontario, Canada M1V 2V6
               (Address of Principal Executive Offices, Zip Code)

      Issuer's Telephone Number, Including Area Code       (416) 299-9280

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X    NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 1996.

              14,586,341 shares of common stock,  $.01 par value

                                                          Page 1 of  13 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                   MARCH 31
                                                                     1996
CURRENT ASSETS                                                   (UNAUDITED)

Cash                                                                $22,342
Accounts Receivable                                                 198,730
Inventory (Note 2)                                                   50,336
Other Current Assets                                                 41,958
Total Current Assets                                                313,366

PROPERTY AND EQUIPMENT,  at cost, net of accumlated
  depreciation of $483,644                                          245,976

INTANGIBLE ASSETS, net of accumulated amortization of
  $12,089                                                            32,706

                                                                   $592,048


                     LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Note Payable - line of credit (NOTE 4)                              $66,213
Notes Payable (Note 5)                                              144,179
Current Portion of long term debt: (Note 3, 4)
  Capital lease obligations                                          97,783
  Other                                                           1,080,514
Loans & advances:
  Private lenders                                                    73,342
  Shareholders                                                       23,910
Accounts payable and accrued expenses                               437,251
Total Current Liabilities                                         1,923,192

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                        287,879
Capital lease obligations                                             3,701
Other                                                                51,980

MINORITY INTEREST                                                         0

SHAREHOLDERS' DEFICIENCY:
Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,586,341 shares                          145,863

Additional Paid In Capital                                        4,048,994

Deficit                                                          (6,064,339)
Foreign currency translation adjustment                             194,778
Total Shareholders' deficiency                                   (1,674,703)

                                                                   $592,048



See notes to condensed consolidated financial statements.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            MARCH 31,
                                                        1996          1995

SALES                                                $1,178,002  $1,197,151

COST OF SALES                                           983,067     977,730

GROSS MARGIN                                            194,935     219,421

GENERAL EXPENSE

  Administration                                        117,894     122,429

  Financial
   -Interest & Other                                     98,771      73,499

  Loss (Gain) From Disposition of Property & Equipment               (2,923)

Research & Development                                   48,018      48,909

Selling                                                  38,917      46,265

                                                        303,600     288,179

LOSS BEFORE INCOME TAX RECOVERY                        (108,665)    (68,758)

INCOME TAX RECOVERY                                           0     154,562

NET INCOME [LOSS]                                     ($108,665)    $85,804


NET INCOME [LOSS] PER COMMON SHARE                       ($0.01)     $0.01


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           14,586,341   14,586,341



See notes to condensed consolidated financial statements.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                      1996           1995

SALES                                               $459,208       $444,657

COST OF SALES                                        341,787        343,457

GROSS MARGIN                                         117,421        101,200


GENERAL EXPENSE

  Administration                                      34,222         43,557

  Financial
    -Interest & Other                                 30,394         25,699

  Loss [Gain] From Disposition Of Property & Equipment               (2,923)

  Research & Development                              11,631         14,617

  Selling                                            11,899          17,306

                                                     88,146          98,256

INCOME                                               29,275           2,944


NET INCOME                                          $29,275          $2,944


NET INCOME PER COMMON SHARE                          $0.00            $0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        14,586,341      14,586,341



See notes to condensed consolidated financial statements.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             MARCH 31,
                                                           1996         1995

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income [Loss]                                      ($108,665)   $85,804
  Adjustments to reconcile net Income (Loss) to net cash
  Provided (Used) by operating activities:
    Depreciation and amortization                           41,779     46,003
    Loss on Disposition of Property & Equipment                        (3,292)

    Net Change in non-cash operating assets
      and liabilities                                      (99,232)  (316,322)

  Net Cash Provided (Used) by operating activities        (166,118)  (187,807)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds From Disposition Of Property & Equipment                     3,340
  Other                                                                (1,329)

  Net cash provided [used] by Investing Activities              0       2,011

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
    notes and advances:

    Line of Credit                                                    (62,505)
    Long-term debt                                        187,879     237,996
    Shareholders                                          (16,903)     11,752
    Bank Note                                              14,390      (9,907)

  Net Cash Provided by Financing Activities               185,366     177,336

EFFECT OF EXCHANGE RATE ON CASH                               614       5,267

CHANGE IN CASH BALANCE FOR THE PERIOD                      19,862      (3,193)

CASH, BEGINING OF PERIOD                                    2,480      27,824

CASH, END OF PERIOD                                       $22,342     $24,631



See notes to condensed consolidated financial statements.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          1996         1995


PAYMENTS MADE FOR INTEREST                              $25,631       $4,093



NET CHANGE IN NON-CASH OPERATING ASSETS
  AND LIABILITIES:

    Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

       Accounts Receivable                             ($88,687)    ($92,673)
       Inventory                                         23,415      (24,187)
       Other assets                                      (4,630)     (30,586)
       Accounts Payable and accrued expenses            (29,330)    (168,876)

                                                       ($99,232)   ($316,322)







See notes to condensed consolidated financial statements.

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q SB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1995.

NOTE  2:  INVENTORY:

Inventory is comprised of the following:

                                                March 31,
                                                   1996

    Raw Materials                                $50,336

                                                 $50,336

NOTE 3:  LONG TERM DEBT:

During the previous fiscal year the Company refinanced and consolidated its outstanding note payable and corresponding accrued interest with Dow. Interest is charged at prime plus 2%, payable in installments of $25,490 (Canadian) in December 1995 and March 1996 and in monthly installments of $19,657 (Canadian) from April 1996 through March 1999, at which time the entire unpaid balance becomes due.

On March 23, 1995 the Company's subsidiary Mortile Industries Ltd. ("Mortile") closed a five year Debt/Equity financing agreement (The Agreement) with Innovation Ontario Corporation Inc.("IOC"). IOC agreed to loan Mortile up to $499,999 (Canadian), in two advances, the balance of the loan proceeds, $249,999 (CND) were received in July 1995. Quarterly, blended principal and interest payments of $30,315 (Canadian) based on 8% interest cost, commence in December 1995. Additionally, under the agreement, IOC acquired a 30% equity position in Mortile. Mortile has the option to repurchase the shares based on a price calculated using the principal loaned, times a factor of 1.02, times the number of months expired (but no less than twelve), less the amount of any principal and interest payments made to IOC by Mortile. The repurchase option expires in March 1997. IOC's investment in Mortile is reflected as a minority interest in these financial statements.

Both the Dow and I.O.C. notes are collateralized by all previously unsecured assets of the Company. I.O.C.'s collateral position is subordinate to that of Dow.

At March 31, 1996 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc.. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 1996 balance sheet as current liabilities.

In October 1993 Mortile Industries Ltd. (Mortile), a subsidiary of the Company borrowed $45,000. (Canadian) from SNC Industrial Technologies (SNC), under a Commercial Agreement (the Agreement). Interest is at prime plus 1% and interest along with principal is payable at $ .75 (Canadian) for each kilogram of certain material identified under the Agreement, processed by Mortile for SNC. As it is not expected that a significant amount of such materials will be processed during fiscal 1996, the entire balance has been classified as long-term debt.

NOTE 4:  Line of Credit:

At March 31, 1996 the Company had borrowings of $90,000 (Canadian) against what had been a $250,000 (Canadian) line of credit with Dow Chemical of Canada, Inc. (Dow). In April 1995, Dow had restructured this debt instrument, which had an outstanding principal balance of $100,000 at that time, as a $50,000 revolving line of credit and a $50,000 term loan; payable in monthly installments of $10,000 beginning in April 1995. At March 31, 1996 the Company was in arrears on four monthly payments ($40,000 in aggregate) and the entire balance due to Dow is payable on demand.

NOTE 5: At March 31, 1996 the Company had a note payable balance of $144,179 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At March 31, 1996, the Company was in default of the loan provisions and negotiations for principal repayment will occur when the Company has sufficient cash flow to commence repayment of principal in an orderly fashion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

As a result of closing the long term debt financing with Innovation Ontario Corporation Inc. in late July, 1995 the Company received $250,000 (Canadian). The funds were used, primarily, for working capital. The Company reduced a portion of past due balances due to vendors and creditors. However, the Company remains in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. One debtor has verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. Both the Dow and IOC financing arrangements [Note 3] were technically in default on Jan. 1, 1996; as such both debt's have been reflected as current liabilities on the March 31, 96 balance sheet. Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Dow is currently reviewing the Company's cash flow projections with the objective being a capitalization of outstanding interest with the current principal, arriving at a repayment amount and schedule; based on a conservative assessment of the Company's cash flow ability to commence repayment on a monthly basis. It is expected that this negotiation will be completed in the 4th quarter of the Company's current fiscal year.

A revised statement of account has been submitted by the tax auditor in regard of the Company's tax refund claim for the taxation years 1993 and 1994. The cumulative refund has been reassessed at $54,211 CND. and is expected to be received in May 1996. The Company had originally filed Canadian Tax refund claims in the aggregate amount of $61,741. The Company will also submit a claim for fiscal 1995 amounting to approximately $27,000 (Canadian).

Present financing arrangements are not considered a long-term solution to the Company's financial needs. However, the Company's present financial condition has hindered management in their pursuit of acceptable financing arrangements. It is hoped that with the completion of the Company's first quarter of operating profit that this obstacle will be somewhat alleviated. Efforts are being made to complement present cash flows with accounts receivable and/or "purchase order" financing. As well, several major investment banking providers have been meeting with the Company in respect of it's financial requirements.

If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future. The Company's current capital structure of an authorized issue of fifteen million common shares is almost complete. Therefore, a change in the capital structure would become necessary to raise additional funds through private or public issuance's in the future.

No significant capital expenditures are anticipated in this fiscal year.


Results of Operations:

Sales revenues for the first nine months of fiscal 1996 decreased by 1.5 % under those for the corresponding period of the previous year. Custom compounding revenues increased by 6% with proprietary product revenues declining 18%. Sales of products with less favorable pricing arrangements was the primary factor contributing to this decrease.

Efforts in the sale of the Company's proprietary products by the Company's distributors in the US., Canada and Europe continues. It is expected that proprietary sales will increase in the fourth quarter, but there can be no assurances of success.

The Company continues to develop and market the specialty compounding, with this segment representing 93 % of revenue during the first nine months of fiscal 1996. The Company continues to pursue several additional contracts of some magnitude. Several trials have been completed and the results appear very promising. The Company's major customer in the specialty compounding had advised management of an expected increase of 30% or more in their orders; commencing in the 3rd quarter of the current fiscal year. However, this did not materialize but is anticipated to commence in the fourth quarter.

Gross margin as a percentage of sales decreased from 18% for the first nine months of fiscal 1995, to 17% in the corresponding period in fiscal 1996. Lower sales to markets with less favourable pricing arrangements during the current fiscal period was the primary factor contributing to this decline.

The Company continues to operate at well below capacity. In that regard the Company is currently involved with several corporations which may open additional opportunities in specialty compounding and metal composites. Known potential quantities are five to six million pounds per annum; potential revenues are unknown at this time.

Interest and other financing costs for the nine months ended March 31, 1996, increased substantially over those for the corresponding period of the previous year. Increases in average outstanding indebtedness, the prime lending rate and less favorable foreign currency exchange positions were the primary factors contributing to this increase.

Administrative, R&D and Selling expenses decreased 6%. The Company continues to take measures to contain all areas of expense.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

    (a) Exhibits - none

    (b) Reports on Form 8-K

        During the quarter ended March 31, 1996, the Registrant did not file any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TECHNICAL VENTURES INC.






Date: May 6, 1996                            BY:     Frank Mortimer
                                                Frank Mortimer, President and
                                                Chief Executive Officer






Date: May   13, 1996                         BY:    Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer