Form 10KSB
period 1996-06-30
TECHNICAL VENTURES INC
filed 1996-11-13
CIK 788340

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[    ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      Commission file number 33-2775-A
                           TECHNICAL VENTURES INC.
            (Exact name of registrant as specified in its charter)

  New York State                                                 13-3296819
(State or other Jurisdiction                                 (I.R.S. Employer
 of incorporation or                                       Identification No.)
   organization)

3411 McNicoll Avenue, Unit 11
Scarborough, Ontario, Canada                                     M1V  2V6
(Address of principal executive offices)                         (Zip Code)

    Registrant's telephone number, including area code:  (416) 299-9280

     Securities registered pursuant to Section 12 (b) of the Act:  NONE

       Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year,  $1,504,339

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of August 30, 1996 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $1,006,237.

The number of shares outstanding of the Registrant's common stock, as of June 30, 1996 is 14,586,341.

Exhibit index is located on page 13 of this Annual Report on Form 10-KSB.

                              FORM 10-KSB
                    Fiscal Year Ended June 30, 1996

ITEM                      Table of Contents                         PAGE

                                PART I

Item 1.   Business                                                  3-6

Item 2.   Properties                                                 6

Item 3.   Legal Proceedings                                          6

Item 4.   Submission of Matters to a Vote of Security Holders        6




                              PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                      6-7

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    7-9

Item 7.   Financial Statements and Supplementary Data               9

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                      9


                             PART III


Item 9.   Directors and Executive Officers of the Registrant       10

Item 10.  Executive Compensation                                   11

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                           12

Item 12.  Certain Relationships and Related Transactions           12


                             PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
           on Form 8 K                                             13

          Signatures                                               14

Item 1. Business

Introduction:

Technical Ventures Inc. (the Company) is a New York corporation formed on February 12, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective of the Company was to search for a business which in the opinion of its management, demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, the Company acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation. The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 1996 the Company currently has eight full time employees, all being employees of Mortile.

The Company's efforts have been concentrated in the development of proprietary thermoplastic compounds, composite compounds which combine plastic with other granulated materials and specialty compounding in which the Company compounds and pelletizes proprietary formulations of the customer. Prior to April 1992, the Company had been considered to be in its development stage.

Since inception, the Company has expended $2,828,000 US in the development of it's products, including $53,000 during fiscal 1996, $70,000 during fiscal 1995 and $70,000 in 1994.

Product Description:

Polymer Technologies:

The Company has developed a flame retardant, non-toxic plastic compound which minimizes the hazards of fire, can be easily processed into end-use products and resists corrosion.

Flame resistant polymer compositions have been available for many years. However, the technology relied upon the presence of "halogens" to yield flame retardancy. Concerns by environmentalists world wide have resulted in increased pressure to eliminate plastics which emit cyanide, bromide, sulphur and phosphoric gas, on combustion.

Thermoplastic HFFR's classified as thermoplastic pololefins (TPO's) are based on polymers and co-polymers of ethylene and propylene and have been the focus of much research for the construction and transportation industries because of their greater ease of use in fabrication and their ability to be recycled, and trimmed into scrap. The difference between thermoplastics and thermosets is that thermoplastics may be recycled and are much more difficult to develop.

With growing environmental pollution concerns it is expected that the recycling of plastics will be forced upon the plastic industry by legislation. The development of a cost-effective and acceptable performance HFFR/TPO has been a challenging and somewhat elusive project for the industry and extensive research has been conducted in this area during the last decade, mainly in wire cable and construction industries.

With breakthroughs in polymer technology, incorporating; halogen free, flame retardant polyolefins referred to as HFFR/TPO's, the Company's products have been tested for applications in various industries including, wire cable, fibre optic, injection and rotational moulding, petrochemical containment and various other applications.
                                     -3-

Performance test results have concluded that the materials produced by Mortile emits none of the aforementioned toxins and have shown the product to possess anticombustion, low toxicity and anticorrosive attributes considered to be superior to other products presently available. A US Patent was issued to the company, for its flame retardant material in May 1991, the continuation in part of this same patent was issued in June 1993. Patents have since been granted by the European Communities Organization (Austria, Belgum, France, Germany, Great Britain, Holland, Italy, Spain, Sweden and Switzerland). The Australian Patent was granted effective March 17, 1989 with official notification being received in January 1993. The Canadian Patent application was accepted and is pending.

Development of this material has been a lengthy project. Massive amounts of stringent tests have been required, with the results being most promising. Management believes the market potential of the products developed as a result of these efforts will justify the time and costs.

Compounding, Specialty(Contract):

Specialty compounding may be defined as follows: the compounding, enhancement of the customers proprietary formulation(s) into pellet form; which is a semi-manufactured form. This process involves the customers presentation of required mix components, the physical mixing of the components and then pelletizing. Component raw materials may be supplied by the customer or purchased by the Company on behalf of the customer.

Practical and technological expertise gained from use of the compounding and mixing machinery purchased in 1989 and laboratory facilities which have been put in place has allowed the Company to successfully secure major customers in this market. A relative component of this service is what as known as masterbatches. This the predispersion of powders which are to be mixed with resins in the final stages of manufacture. The predispersed powders will be added to the resins at the extruder or moulders. Through its efforts in this field the Company has qualified to be appointed the compounders with three (3) major customers. Typical masterbatches are: foaming agents, sulphur, zinc oxide, flame retardants, curing agents, processing aids, antioxidant stablizers and slip and anti block agents.

        Revenues and a percentage of Consolidated Contract Revenues

CUSTOMER                       1996                1995           1994
Endex Polymer Additives    $258,836 - 19 %   $309,328 - 24%

Shaw Industries            $927,392 - 67 %   $654,982 - 50 %   $436,400 - 54 %
Water Gremlin  Co.                           $175,950 - 13.6 %  $98,681 - 12%


Composite Technology

The object of composite technology is to mix plastic binders with fine granulated material of choice, combining strength and durability with the design options open to injection moulding, thereby reducing the cost of machining and die casting significantly. By applying existing technology to new ideas the Company has been able to successfully produce metalic/plastic compounds in an effort to meet demand for the replacement of lead in many applications. Management anticipates opportunities to market these compounds in the automotive, construction and firearms markets in the near future.

Other Products

Ceiling tile Inserts and related products; The Company's original product, was the "Insert", consists of a polymer compound plastic sheet developed by DuPont which is perforated and bonded by an adhesive to a vapour and moisture barrier and easily cleaned.

Utilizing this technology and attaching it to various backings such as fiberglas and perlite (a generic term for expanded volcanic rock) a complete ceiling tile can be manufactured. Management of the Company has decided to postpone indefinitely any further substantial investment in the insert and related products until there is convincing evidence that such investment would be productive.

Recycling Plastics:

The problem of recycling plastics is well known to most people in the industry. The Company's management believes that unless a continuous contractual supply of material is readily available along with an identified end market, the opportunities will be limited. However, the Company will continue to monitor and participate in research along these lines, should a recycling proposal be presented.

Competition

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon represent the most widely recognized competition with our polymer technology; all are substantially larger than the Company in terms of financial, marketing and research and development resources. However, Dow Chemical has licensed our technology and Lucent Technologies after a five year program rate our product quality at 100%, based on their internal rating procedures. The application of our polymer technology in wallboard is still the only plastic in its field to pass certain fire codes, in various jurisdictions, for high rise buildings and in other applications where the product is being tested, we are advised that the Company's technology out performs the competition.

In regard of composite technology; the Company has been able to achieve the highest filler levels to obtain maximum specific gravity and has no competition. The Company has patent protection through a licensing agreement with DuPont Canada, as it pertains to fishing sinkers and lures. The Company's composite for bushings for copiers and fax machines provides the scenario that is extremely difficult if not impossible to reverse engineer. However, as the product becomes more technical compounders such as L&P and others exist and continue to develop, as do we.

Compounding, Specialty (Contract); in this market the Company has three distinct advantages, equipment, personnel and size. The equipment was selected to affect good dispersion in the proprietary polymer technology and composite technology. The Company's personnel and associations with consulting scientists and chemist enables it to work closely and co-operatively with customers to meet their needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost effective and timely manner. The Company directs efforts to "niche" markets where the following criterion is essential: fast turn around of small orders, equipment designed for ease of cleaning at minimum downtime and wastage, air cooled die heads for moisture sensitive materials, excellent dispersion of powders into the resins and nitrogen blankets for cooling in high humidity.

Backlog Information:

At June 30, 1996 the Company had a backlog of orders totalling $38,000 US .

Item 2.  Properties

The Company presently leases 8,500 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario; the Company pays a monthly base rent of $3,188 (Canadian) exclusive of real estate tax escalations. The lease, expires on March 31, 1997. Although these facilities are sufficient for the Company's present needs, management does anticipate the need to expand it's facilities during it's next fiscal year, to improve capacity for expected increases in production. However, any desired plant expansion is dependent upon the Company improving its present financial condition.

Item  3.  Legal Proceedings

There are presently no pending legal proceedings to which the registrant or its subsidiaries is a party or of which any of their property is subject.

Item  4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters

Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau Incorporated, a registered securities association:


Quarter                        Low                     High

Sept. 1994                    0.05                     0.22

Dec. 1994                     0.05                     0.16

Mar. 1995                     0.09                     0.22

June 1995                     0.03                     0.19

Sept. 1995                    0.125                    0.25

Dec. 1995                     0.063                    0.188

Mar. 1996                     0.125                    0.25

June 1996                     0.16                     0.25


These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.

Holders:

As of June 30, 1996, there were approximately 922 shareholders of record.

Dividends:

To date the Company has paid no dividends to its shareholders. The Board of Directors of the Company will consider the payment of dividends when it deems it appropriate to do so, taking into account current and potential Federal and State regulatory restrictions, the Company's income and financial condition, economic conditions and other factors. However, no assurance can be given that dividends will ever be paid to shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 1996, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax refund and debt financing. The Comany has reduced a portion of past due balances due to vendors and creditors. However, continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangement are currently in arrears, however, the debtors have verbally agreed to allow a moratorium on principal repayments until the Company is in a financial position to make
payment(s).   The aggregate amount of principal payments currently in arrears and outstanding, $1,165,886 [US].

A Canadian tax refund for the years 1993 and 1994 was received during May 1996 in the amount of $54,768 (Canadian). The Company will also submit a claim for fiscal 1995 amounting to approximately $27,000 (Canadian), additionally a claim for fiscal 1996 of approximately $17,500 (Canadian). The tax department has notified the Company of their intent to audit all such claims submitted.

 Management does not consider these financings (assuming the above refund claims are accepted) to be a long-term solution to the Company's financial needs and efforts are being made to complement these funds with additional
financing.   However, the present financial condition has hindered management
in their pursuit of acceptable financing arrangements.    Several major
investment banking providers have been meeting with the Company in respect of financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public equity issuance's in the future. The Company's current capital structure of an authorized issue of fifteen million common shares is almost complete. Therefore, a change in the capital structure would become necessary to raise additional funds through private or public issuance's in the future. However, if significant funds are to be raised in this manner, it would require approval from a majority of the Company stockholders, which management is confident it can receive.

Based on projections provided by existing customers, management expects increases in sales during fiscal 1997, these projections are as follows:

Flame Retardant Products

Royalty payments by Dow to the Company are based on sales of Dow resin to licensee's and could generate $1.5 million(Canadian) over the remaining 17 year term of license; the agreement does not contain minimum royalty provisions.

No Royalty payments were received during fiscal 1996 and Dow has not indicated the anticipated amount of their 1997 sales of resin, subject to the Royalty Agreement. Lucent Technologies have specified our material for use in their fiber optic product and doubled their purchases during fiscal 1996. Sales levels for the Company's product are forecast at $850,000 if Lucent Technologies and several clients based in the US., Europe and Canada meet their forecasts. Sales for this product during fiscal 1996 where less than $100,000.

Composite Technology

A contract signed with a training munitions manufacturer was renewed for an additional two years through December 31, 1997 and remains in force; without significant sales during fiscal 1996. Management has recently been advised that this manufacturer was successful in its bid for a contract in the US, the residual effect on the Company has not been indicated by the customer and the Company retains some optimism. The fishing sinkers were well received, but there has been some delay in the implementation of legislation giving rise to a complete ban on lead. However, there are indications that public
pressure to ban the use of lead is on the rise again.   There are several
projects within the realm of the metal technology that are currently being assessed and which could represent major sources of revenue, should they come to fruition. One such project is the supply of a composition to be used in the production of a metal filled laminated sheet. The laminated sheet is being considered in the manufacture of visual display boards, which, by applying the metal technology would allow the use of magnetized items on the surface of the display. Other potential markets are: light weight x-ray blankets, self lubricating bearings and bushings, the toy industry and any lead replacement industry.

Specialty (Contract) Compounding

During 1996 total contract compounding revenues were $1,380 Million, representing 92 % of net revenues. Quotes on further contract work have been given and the Company has been actively looking for suitable applications.

The dispersion of powders into plastic, is normal in the industry. However, due to environmental concerns and the need for perfect dispersion of the powders in the resins, more and more companies are starting to use masterbatch powders and plastics. The powders are predispersed and the extruders or moulder will add essential ingredients to the resin in the final stages of manufacture. This is particularly useful when the powders are reactive as in the curing or cross-linking of rubber or plastic. The Company has concentrated on this business and has worked very closely for over two years with a few major customers. The Company has qualified to be appointed the compounder with three( 3) major customers and expects substantial orders over a long period. Typical masterbatches are: foaming agents, sulphur, zinc oxide, flame retardants, curing agents, processing aids, antioxidant stabilizers and slip and anti block agents.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

Results of Operations - Comparison of Fiscal 1996 To Fiscal 1995:

For the fiscal year ending June 30, 1996, the Company had GROSS sales of $1.5 million, of which $1,380,000 was generated from specialty [contract] compounding work.

Gross margins as a percentage of net sales decreased to 15.4% from 17.5% for the year ended June 30, 1996. This decline was the result of lower pricing on sales orders, caused by a decline in component raw material prices. Additionally, more resources were committed to production in the current year increasing the Company's fixed manufacturing overhead.

Financial and Interest Expense increased $36,698 in fiscal 1996. Increases in average outstanding indebtedness and less favorable foreign currency exchange positions were the primary factors contributing to this increase.

Administrative expense decreased by $25,880 primarily due to the absence in fiscal 1996 of non recurring costs relative to the quest for financing. R&D and selling expenses declined in fiscal 1996 due to utilization of their resources in manufacturing.

Efforts by the Company in the metal and polymer technologies has opened several avenues to sales of related products. Lucent Technologies (AT & T) have specified the Company's material for use in their fiber optic product; Lucent Technologies (AT&T) doubled their purchases of the Company's material during fiscal 1996.

Although revenues for fiscal 1996 increased slightly over the preceding year they were significantly below anticipated levels, in particular, sales of proprietary products. Furthermore, while the Company's materials have been accepted by its customers for use in their manufacturing, acceptance of the finished products by the end users continue to be slower than expected. This had an adverse effect on demand for the Company's materials during the fiscal year.

While management is confident that these conditions will only have a temporary effect on sales of proprietary products, this area of marketing requires highly qualified representation and in this regard the Company is considering such qualified representation to market it's proprietary products more rapidly. There can be no assurance of success in this regard.

Projections for the current year anticipate a major growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technology. Currently the Company is actively involved in some 15 projects which could lead to the projected major growth. However, there can be no assurance in this regard. During fiscal 1996 sales to several newer customers of specialty compounding materials were lower than levels which they had expected and had indicated to Company management. Additionally, customers anticipated significant increases in sales of fishing sinkers and munitions products, manufactured using a composite of metal and plastic materials, manufactured by the Company as a substitute for lead. Customer projections had anticipated legislation banning lead, which did not take place. The customers have indicated their optimism that future growth in this market is imminent, but there can be no assurance in this regard.

Item 7.  Financial Statements and Supplementary Data

See Part IV, item 13 for Index to Consolidated Financial Statements and
Schedules.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures

None

PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and officers of the Company at June 30, 1996 are as follows:

Name                        Age                      Position with Company

Frank Mortimer              57                       Director, President

Bryan Carter                75                       Director, Vice President

Larry Leverton              57                       Director, Secretary
                                                     Treasurer


Frank Mortimer has been President and a Director of the Company since April 1986. He is also President of Fam Tile Restoration Services Ltd. ("FAM"), a company specializing in the restoration of acoustical ceilings. Fam is a wholly owned subsidiary of the Company. From 1967 to 1982 Mr. Mortimer managed several export companies in South Africa. Mr. Mortimer is an associate member of the Institute of Materials Handling (London UK).



Bryan Carter has been a director of the Company since April 1986. In 1982 he formed Bryan Carter and Associates, a firm which offers international consulting and marketing services to the plastics industry and small business.

From 1954 to 1962 he was in charge of the North American base of Rosedale Assoc. Manufacturers of London (UK.) in Toronto, Canada. From 1962 to 1982 he was President and part owner of Rosedale Plastics, a rotational moulding company. Mr. Carter has extensive international business experience including work in Lebanon, Haiti and Australia, on behalf of various organizations. Mr. Carter pioneered the rotational moulding industry in North America and in 1982 served as the International President of Rotational Moulders.



Larry Leverton has been Secretary and Treasurer of the Company since April 1986. Since 1983 he has been president of L.R. Leverton Enterprises' Inc., a transportation consulting firm. In 1982 he was vice-president of Newman Harbour Terminals and Transportation.

Item 10.  Executive Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $66,000, $65,600 and $65,000, for the years ended June 30, 1996, 1995 and
1994, respectively. These amounts constituted Mr. Mortimer's sole compensations from the Company. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of the Company receivd a total salary and bonus in exces of $100,000 during any of the three year period ended June 30, 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) filings.

Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, management believes that during the year ended June 30, 1996. all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table indicates the name of each person who is known by the Company to be a beneficial owner of more than five-percent of its common stock as of June 30, 1996, the ownership of those persons on such date, and the stock ownership of all officers and directors of the Company as a group. The address of all persons listed is in care of the Company.

                              Number of Shares
Name of                        Beneficially                    Percent of
Beneficial Owner                Owned (1)                    Common Stock

Frank Mortimer               1,037,933  (2)                       7.1 %

L.R. Leverton Enterprises      441,448  (3)                       3.0 %

Robert Lowe                  2,500,000  (4)                      17.1 %

Bryan Carter                   115,000                            0.8 %

Anthony Taverna                805,000                            5.5%




All Officers and Directors
       as a group           1,594,381                            10.9 %  (5)

(1) Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

(2)   Includes 146,320 shares owned by Mr. Mortimer's wife, Anne Mortimer.

(3) L.R. Leverton Entprs.' Inc., is a corporation owned and controlled by Larry Leverton, Secretary, Treasurer and Director of the Registrant.

(4)   Includes 400,000 shares owned by Mr. Lowe's wife, Ida Lowe.

(5) Excludes the effects on total outstanding shares which would result from exercise of stock purchase options and conversion of debt.


Item 12.  Certain Relationships and Related Transactions

For the fiscal year ended June 30, 1996, there were no material transactions between the Company and any of its officers, directors and/or beneficial owners.

PART IV

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K

(A)   (1)      Financial Statements:

               See index to financial statements on Page F-1




      (3)      Exhibits:

               (a)  Exhibit 21   Subsidiaries of the Registrant are as
                    follows:

                    Mortile Industries Ltd., a Canadian Private Corporation and majority- owned subsidiary of the Registrant

                    Fam Tile Restoration Services Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.

                    MPI Perlite Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.


(B)  Item -5- Reports on Form 8K

              None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              TECHNICAL VENTURES INC.



Dated:  September 19, 1996              By:   Frank Mortimer
                                              Frank Mortimer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  September 19, 1996              By:   Frank Mortimer
                                              Frank Mortimer, President,
                                              Principal Executive Officer and
                                              Director

Dated:  September 19, 1996              By:   Bryan Carter
                                              Bryan Carter, Vice President
                                              Director

Dated:  September 19, 1996              By:   Larry Leverton
                                              Larry Leverton, Secretary
                                              Treasurer and Principal
                                              Accounting Officer and Director

                          TECHNICAL VENTURES INC.
                             AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED JUNE 30, 1996

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS





                                                              PAGE


Independent Auditors' report                                  F-2



Technical Ventures Inc. and Subsidiaries

Consolidated Financial Statements:


  Balance sheet:
    June 30, 1996                                             F-3

  Statement of Operations:
    Years ended June 30, 1996 and 1995                        F-4

  Statement of Changes in Shareholders' Deficiency:
    Years ended June 30, 1996 and 1995                        F-5

  Statement of Cash Flows:
    Years ended June 30, 1996 and 1995                     F-6 & F-7


Notes to Consolidated Financial Statements                 F-8 - F-16

Independent Audit on the financial statements for the years ended June 30, 1996 and 1995 have not been completed and therefore this filing includes unaudited financial statements for these periods. The Registrant intends to file an amendment to this report under cover of Form 10 KSB-A, when the audits are completed.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                  June 30
                                                                   1996
                                   ASSETS                        Unaudited

CURRENT ASSETS

Cash                                                                 $7,552
Accounts Receivable                                                 110,982
Inventory (Note 2)                                                   71,984
Other Current Assets
  Advances                                                           33,694
  Deposits                                                            9,254
    TOTAL CURRENT ASSETS                                            233,466

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $495,358 at June 30, 1996
 (Note 3,6,10)                                                      232,436

INTANGIBLE ASSETS, net of accumulated amortization of
 $12,696 at June 30, 1996                                            31,953

                                                                   $497,855


                LIABILITIES AND STOCK HOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable (Note 11)                                            $140,382
Current Portion of long term debt (Note 6):
  Capital lease obligations                                          97,831
  Other                                                           1,116,413
Loans & advances:
  Private Lenders (Note 10)                                          73,266
  Shareholders, unsecured interest free                              23,832

Accounts payable and accrued expenses                               352,660
    TOTAL CURRENT LIABILITIES                                     1,804,383

LONG-TERM DEBT, net of current portion (Note 6 & 10 ):
  Shareholder                                                       281,969
  Capital lease obligations                                           3,104
  Other                                                              97,095

MINORITY INTEREST (Note 6)                                                0

COMMITMENTS AND CONTINGENCIES (Note 5,7,9)

SHAREHOLDERS' DEFICIENCY: (NOTE 8)
  Common stock, $.01 par value, 15,000,000 shares authorized:
   Issued and outstanding, 14,586,341 shares at
   June 30, 1996                                                   $145,863

  Additional Paid in capital:                                     4,048,994

  Deficit                                                        (6,082,810)


  Foreign currency translation adjustment                           199,256
    Total Shareholders' deficiency                               (1,688,697)

                                                                   $497,855



See notes to consolidated financial statements.
Information with respect to the June 30, 1996 Balance Sheet is unaudited

                    TECHNICAL VENTURES INC.   AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                                     Year Ended June 30,
                                                        1996         1995
                                                      Unaudited    Unaudited

NET SALES                                            $1,504,339    $1,469,269

COST OF SALES                                         1,273,337     1,211,644

GROSS MARGIN                                            231,002       257,625


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Administration                                        145,899       171,781

  Financial
    Interest & Other                                    136,080        99,382

  Research & Development                                 62,523        68,591

  Selling                                                53,776        60,913

                                                        398,278       400,667

LOSS BEFORE INCOME TAX RECOVERY                        (167,275)     (143,042)

INCOME TAX RECOVERY                                      40,139       154,562

NET INCOME [LOSS]                                     ($127,137)      $11,520



NET INCOME (LOSS) PER COMMON SHARE                     ($0.009)        $0.001


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          14,586,341      14,586,341



Information with respect to the June 30, 1996 AND 1995 Statement of Operations, is unaudited

See notes to consolidated financial statements.


                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                              UNAUDITED

                                           Common Stock         Additional                   Cumulative
                                      Issued and Outstanding      Paid In                    Translation
                                         Shares       Amount      Capital         Deficit     Adjustment

Year Ended June 30, 1995:
  Balance, beginning of year           14,586,341    $145,863    $4,048,994    ($5,967,194)    $207,989

  Net Profit                                                                        11,520

  Cumulative Translation Adjustment                                                              (1,024)

Balance, end of year                   14,586,341    $145,863    $4,048,994    ($5,955,674)    $206,965


Year Ended June 30, 1996

  Net Loss                                                                       ($127,137)

  Cumulative Translation Adjustment                                                             ($7,709)

Balance, end of year                   14,586,341    $145,863    $4,048,994    ($6,082,810)    $199,256



See notes to consolidated financial statements

Information with respect to the June 30, 1996 and 1995 financial statements are unaudited



                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Year Ended June 30,
                                                          1996        1995
                                                       Unaudited  Unaudited

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss [Profit]                                     ($127,136)   $11,520
  Adjustment to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                          55,580     61,314
    Gain on Disposition of Property & Equipment                       (3,292)
    Net Change in non-cash operating assets
     and liabilities                                     (118,131)  (175,574)

Net Cash used by operating activities                    (189,687)  (106,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property & Equipment Acquisition                           (554)         0
  Proceeds from Disposition of Property & Equipment                    3,340
  Other                                                         0     (1,354)

Net cash used by Investing Activities                        (554)     1,986

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
   notes and advances:
     Bank Note                                             (3,797)         0
     Line of Credit                                        18,043    (70,997)
     Long-term debt                                       180,385    126,562
     Private lenders                                      (16,848)   (11,892)
     Shareholders                                          16,705     26,748


Net Cash Provided by Financing Activities                 194,488     70,421

EFFECT OF EXCHANGE RATE ON CASH                               825      8,281


Change in Cash Balance for the year                        $5,072   ($25,344)


Cash Balance:
  Beginning of year                                         2,480     27,824

  End of Year                                              $7,552     $2,480



Information with respect to the June 30, 1996 and 1995 financial statements are unaudited


See notes to condensed consolidated financial statements.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     SUPPLEMENTARY CASH FLOW INFORMATION


                                                        Year Ended June 30,
                                                        1996            1995
                                                        Unaudited    Unaudited


Non-Cash Financing and Investing Activities:

  Liabilities re-classified as long term debt (Note 6)
    Shareholder Loans                                         $0      $37,051
    Accrued Compensation                                       0      165,274
    Dow Credit Line                                       65,997            0
  Accrued Interest:
    Dow                                                        0      105,632
    Dow Credit Line                                       25,256       65,274
    Other                                                $91,253     $373,231



Payments made during the year for interest               $27,332       $5,298





Net change in non-cash operating assets and liabilities:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

    Accounts Receivable                                  ($1,298)    ($82,973)
    Inventory                                              1,526      (25,531)
    Other assets                                          (5,741)     (28,377)
    Accounts Payable and accrued expenses               (112,618)     (38,693)

                                                       ($118,131)   ($175,574)




Information with respect to the June 30, 1996 and 1995 financial statements are unaudited


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies:

  Principals of Consolidation:
The consolidated financial statements include the accounts of Technical Ventures Inc.("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd. ("Mortile"),Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.

  Organization and Operations:
Mortile, a Canadian corporation, which was organized on February 12,1985, is involved primarily in the development and manufacture of plastic compounds. On April 14, 1986, the Company acquired all of the issued and outstanding shares of common stock of Mortile.

  Inventory:
Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first out method.

  Property and Equipment:
Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives or related lease terms using the straight line and accelerated methods.

  Investment Tax Credits:
Refundable foreign investment tax credits related to research and development activities are recognized as income in the year they are received.

  Loss Per Share:
Loss per share is computed based on the average number of common shares outstanding during the period.

Outstanding warrants and convertible debt were not considered in the computation as their effect on earnings per share would be anti-dilutive.

  Intangible Assets:
Cost of intangible assets are being amortized using the straight-line method over periods ranging from 5 to 17 years.

  Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

  Foreign Currency Translation:
The financial statements of Canadian subsidiaries have been translated into US. dollars as follows:

(a) Assets and Liabilities at the rate of exchange in effect at the balance sheet date.

(b)  Revenues and expenses at the average exchange rate during the period.

Exchange gains or losses arising from the translation are deferred and included as a separate component of shareholders' equity (deficiency).

All amounts presented in these financial statements are expressed in US. dollars unless otherwise stated.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Inventory:

Inventory at June 30, 1996 is comprised entirely of raw materials inventory.

Note 3 - Property and Equipment:

Property and equipment at June 30,1996 is comprised as follows:

Equipment:
Under Capitalized Leasing Arrangements                 $264,229
Other                                                   420,720
Furniture & Fixtures                                     39,421
Leasehold Improvements                                    3,425

                                                        727,795


Less Accumulated Depreciation & Amortization            495,359

                                                       $232,436






Note 4 - Foreign Operations:

The following table summarizes certain information regarding the Company's US. and Canadian operations:


                                      U.S.         Canadian     Consolidated
Year Ended June 30, 1996

Revenue from unaffiliated customers             $  1,504,339   $  1,504,339

Loss From Operations               $(36,743)     $   (90,393)   $  (127,136)

Identifiable assets at end of year                  $497,855       $497,855




Year Ended June 30, 1995

Revenue from unaffiliated customers             $  1,469,269   $  1,469,269

Income (Loss) From Operations  $   (38,233)     $     49,753   $     11,520

Identifiable assets at end of year                  $538,762       $538,762



F-  9

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

During the year ended June 30, 1996, the Company received $54,768 (Canadian) resulting from research and development refundable tax credit claims filed for the years ended June 30, 1993 and 1994. It is anticipated that a claim for approximately $27,000 (Canadian) will be submitted for 1995 and that a claim for approximately $17,500 (Canadian) will be filed for 1996. It is anticipated that claims for 1995 and 1996 will be subject to audits and there can be no assurance that they will be honoured and if they are, the amount of the refunds may be substantially less than the claim amounts.

Recovery of Income taxes for the year ended June 30, 1996 consists entirely of a current recovery of Canadian income taxes resulting from a reduction in the Company's deferred tax asset valuation allowance. The aforementioned tax refund was the primary factor contributing to the decrease in the valuation allowance.

The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 1996:


                                US Federal    State & Local      Foreign(1)

Loss  Carryforwards               $276,000       $71,000         $623,227

Credit Carry Forwards:

  Refundable credits                                               32,530

  Non Refundable credits                                          192,927

Depreciation and amortization                                           0

Valuation allowance               (276,000)      (71,000)        (848,684)

                                     $0             $0              $0


Aggregate net operating loss carryforwards and tax credit carryforwards and their expirations are summarized as follows:

Net Operating Loss Carryforward

Expiring June 30,     US Federal   State & Local  Foreign(1)  Foreign Research
                                                                & Development
                                                                Tax Credits(1)
 1997                                              $351,867         $53,783

 1998                                               238,533          64,880

 1999                                               420,460          67,607

 2000                                               277,190           3,535

 2001                  3,000           3,000        279,907           1,093

Thereafter           810,000         806,000         68,447           2,029

TOTAL               $813,000        $809,000     $1,636,404        $192,927


(1) Converted to US dollars based on conversion rate at June 30, 1996


                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Long Term Debt:

At  June 30, 1996, long-term debt consists of the following:

Notes & Loans

Unsecured shareholder notes, loans and other payable balances:     CURRENT    NON-CURRENT    TOTAL
Subordinate to notes payable to Cooper Financial Corp. and
I.O.C., interest at the greater of prime or 10%                               $ 25,665       $25,665

Subordinate to note payable, I.O.C. :

  Interest 15 %                                                                 11,000        11,000

Interest free:

  Notes and loans                                                               11,131        11,131

  Accrued Interest                                                              74,791        74,791

  Accrued compensation                                                         159,383       159,383

                                                                              $281,970      $281,970

Other:



Dow Chemical Canada, Inc. (Dow), Interest at prime plus 2%,
payable in (2) installments of $25,490 (Canadian), thereafter in monthly installments of $19,657 (Canadian)  through March
1999, at which time the entire unpaid balance becomes due.
At June 30, 1996 the Company was in default and the entire
balance past due (1).                                           $703,676                   $703,676

Dow Chemical Canada, Inc. (Dow), Re-Capitalization of Line
of Credit and Accrued Interest to April 30, 1996.  Payable
 in monthly installments of $6,011.14 (Canadian) including
 interest at a rate of 10.75% (4)                                46,088        37,952       84,040

Innovation Ontario Corp. (I.O.C.), outstanding balance of
$249,999 (Canadian) at June 30, 1995 plus $250,000 (Canadian)
received in July 1995, are payable in quarterly installments of $30,315 (Canadian), including interest at 8% beginning
December1995, through September  2000.   At June 30, 1996
the Company was in default and the entire balance past due (2)  366,649                    366,649

Liabilities Subordinate To I.O.C. Note Payable:

  Unsecured loans, private investor, interest at 10%                          18,812        18,812

  Unsecured loans, private investor                                            7,333         7,333

Note payable customer, interest at prime plus 1%, repayment
based on volume of materials processed by the Company on
behalf of the customer                                                        32,999        32,999

                                                             $1,116,413      $97,096    $1,213,509

Leasing Liabilities

Obligations under capitalized leasing arrangements payable in monthly installments of:

$9,981 net of amount representing interest of $4,241, at
June 30th the Company was in default and the entire balance
past due (3);                                                   $95,561                    $95,561

$297(Canadian) through September 1998, net of amount
representing interest of $704 (Canadian).                         2,270       3,104          5,374

                                                                $97,831      $3,104       $100,935


                                                  F-11

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) During the current fiscal year the Company was unable to meet payments on it's refinanced consolidated note and corresponding accrued interest with Dow. Accordingly the outstanding balance at June 30, 1996 is reflected as a current liability in these financial statements.



(2) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15% interest in Mortile In March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly owned subsidiary of the Company. I.O.C. investment in Mortile is reflected in the financial statements as a minority interest, Mortile has the option to repurchase the shares at a price equal to the amount of the original loan principal times 1.02, times the number of months the debt is outstanding (but not less than 12), less the amount of principal and interest payments made by Mortile to I.O.C. This repurchase option expires in March 1997. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance at June 30, 1996 is reflected as a current liability in these financial statements.



(3) At June 30, 1996, the Company was in default on this capital lease arrangement and the entire balance was past due. Although the lessor has not called the lease, it is payable on demand. Accordingly the outstanding balance at June 30, 1996, is reflected in these financial statements as a current liability.



(4) In May, 1996 the Company reached an agreement with Dow Chemical of Canada to recapitalize the outstanding principal of $90,000 (Canadian) and accrued interest of $34,442 (Canadian) on the Company's line of credit.
Additionally, the new debt instrument bears interest of 10.75%.   Monthly
payments of $6,011.14 commenced in May 1996 and are payable through March
1998.




Both the Dow and I.O.C. notes are collateralized by all previously unsecured assets of the Company. The I.O.C. consolidated position is subordinate to that of Dow.

               TECHNICAL VENTURES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt:  (continued)

Long-Term debt matures as follows:


Year Ending June 30,      Shareholders          Other             Total

  1997                                        $1,116,413       $1,116,413
  1998                                            70,951           70,951
  1999
  2000
  2001
Thereafter                 281,970                26,145          308,115

                          $281,970            $1,213,509       $1,495,479



The Company's obligations under capitalized leasing arrangements are payable as follows:

Year Ended June 30,
  1997                               $ 102,423
  1998                                   2,613
  1999                                     653
                                     $ 105,689
Less amount representing interest        4,754
                                 $     100,935



Payments of long-term debt and capitalized lease obligations under agreements expressed in Canadian dollars, have been converted to U.S. dollars based on the exchange rate at June 30,1996.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Going concern:


The company has sustained significant operating losses since its inception and there is doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing. Liquidation value of the Company's assets approximate carrying value. Accordingly, no adjustment has been made to the value of the Company's assets in consideration of its financial condition.



With expected increases in sales levels in the next fiscal year, it is anticipated that cash flows required to fund operations will be reduced.



A Canadian income tax claim for approximately $27,000 (Canadian) will be submitted for the fiscal year 1995, additionally a claim for fiscal 1996 will be submitted for approximately $19,000 (Canadian). Even if these tax claims are accepted and the funds are received, they would only be sufficient to satisfy the Company's immediate cash flow requirements and are not sufficient for the Company to sustain it's operations and meet current debt service requirements. Accordingly additional sources of funds are necessary. The Company continues to assess completing a private or public stock offering.
In order for the Company to raise significant funds through the sale of common stock, stock purchase warrants or convertible securities, the number of authorized common shares must be increased or the number of issued and outstanding shares must be decreased. Either of the actions would require approval of the majority of the Company's stockholders. Management is confident such approval can be obtained if necessary.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Shareholders' deficiency:


Restricted Common Shares reserved for convertible debt and stock purchase options:

  For convertible debt                                  50,000
  For common stock purchase options at:
  $.50 per share; without expiration                    50,000

                                                       100,000


Note 9 - Leases:

At June 30, 1996, under a real property lease classified as an operating lease which expires in March 1997, the Company's future minimum rental payments (excluding real estate taxes) are $16,362. Minimum rental payments in foreign currency have been converted into US. dollars using the exchange rate at June 30, 1996.


Rent expense was $42,367 and $48,261 for 1996 and 1995 respectively.



Note 10 - Loans and Advances At June 30, 1996:

Private Investors:

  Equipment financing:

    Interest at 10%                                      $12,723

  Unsecured Demand Loans:

    Interest Free                                         25,000

    Interest at 10%, convertible in 50,000

     shares of common stock                               25,000

    Interest at 15%                                       10,543

                                                         $73,266

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Note Payable Financial Institution


At June 30, 1996 the Company had a note payable balance of $140,392 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At June 30, 1996, the Company was in default of the loan provisions, however, the Company has been maintaining monthly payments of $2,500 US representing current interest charges. A portion of this monthly payment is now being credited to the loan principal and as such the outstanding principal balance reflects the amount which has been paid against outstanding principal during fiscal 1996.