Form 10QSB
period 1996-09-30
TECHNICAL VENTURES INC
filed 1996-11-13
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  September  30, 1996

      [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        Commission File Number  33-2775-A


                           TECHNICAL VENTURES INC.
_____________________________________________________________________________
       (Exact Name of small business issuer as specified in its charter)


         New York                                                  13-3296819
_____________________________________________________________________________
(State or other jurisdiction of                             (I.R.S Employer
 incorporation of organization)                            identification No.)


      3411 McNicoll Avenue, Unit 11, Scarborough, Ontario, Canada M1V 2V6
____________________________________________________________________________
             (Address of Principal Executive Offices, Zip Code)


Issuer's Telephone Number, Including Area Code            (416) 299-9280
______________________________________________________________________________
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                        Report)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1996.

            14,586,341 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of  10 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               SEPTEMBER 30
                                                                   1996
                                                                (UNAUDITED)

CURRENT ASSETS

Cash                                                              $23,466
Accounts Receivable                                                60,464
Inventory  (Note 2)                                                35,896
Other Current Assets
  Advances                                                         33,740
  Deposits                                                          8,242
Total Current Assets                                              161,808

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $503,862                                         224,925

INTANGIBLE ASSETS, net of accumulated amortization of
 $13,361                                                           31,349

                                                                 $418,082

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $136,525
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        97,884
   Other                                                        1,134,583
Loans & advances:
  Private lenders                                                  73,297
  Shareholders                                                     23,865
Accounts payable and accrued expenses                             331,259
   Total Current Liabilities                                    1,797,413

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      304,587
Capital lease obligations                                           2,511
Other                                                              81,247

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,586,341 shares                        145,863

Additional Paid In Capital                                      4,048,994
Deficit                                                        (6,159,965)
Foreign currency translation adjustment                           197,432
      Total Shareholders' deficiency                           (1,767,676)

                                                                 $418,082



See notes to condensed consolidated financial statements.

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                         1996        1995

SALES                                                  $340,531     $432,275

COST OF SALES                                           316,970      371,043


GROSS MARGIN                                             23,561       61,232

GENERAL EXPENSE

  Administration                                         33,648       44,180

  Financial
   -Interest & Other                                     32,927       40,914

  Research & Development                                 19,567       20,881

  Selling                                                14,574       13,617

                                                        100,716      119,592

NET INCOME [LOSS]                                      ($77,155)    ($58,360)


NET INCOME [LOSS] PER COMMON SHARE                     ($0.0053)    ($0.0040)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1996         1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income [Loss]                                       ($77,155)    ($58,360)
Adjustments to reconcile net Income (Loss) to net cash
Provided (Used) by operating activities:
  Depreciation and amortization                            8,476       14,163

Interest Expense Charged To Debt Principal                10,993

    Net Change in non-cash operating assets
      and liabilities                                     66,066     (122,890)

Net Cash Provided (Used) by operating activities           8,380     (167,087)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                          (3,660)
  Long Term Debt                                                      181,250
  Shareholders                                            14,890      (17,124)
  Bank Note                                               (3,857)       9,825

Net Cash Provided by Financing Activities                  7,373      173,951

EFFECT OF EXCHANGE RATE ON CASH                              161           88

CHANGE IN CASH BALANCE FOR THE PERIOD                     15,914        6,952

CASH, BEGINING OF PERIOD                                   7,552        2,480

CASH, END OF PERIOD                                      $23,466       $9,432


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                              1996  1995

PAYMENTS MADE FOR INTEREST                                $4,522      $1,128


NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $50,669    ($72,821)
  Inventory                                               36,186      21,892
  Other assets                                             1,025     (16,390)
  Accounts Payable and accrued expenses                  (21,814)    (55,571)

                                                         $66,066   ($122,890)






See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION :

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q SB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1996.

NOTE  2:  INVENTORY:

Inventory is comprised of the following:
                                                              September 30,
                                                                    1996

Raw Materials                                                      $35,896


NOTE 3:  LONG TERM DEBT:

At September 30, 1996 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1996 balance sheet as current liabilities.


NOTE 4: At September 30, 1996 the Company had a note payable balance of $136,525 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At September 30, the Company was in default of the loan provisions, however, the Company has been maintaining monthly payments of $2,500 US representing current interest charges. A portion of this monthly payment is now being credited to the loan principal and as such the outstanding principal balance reflects the amount which has been paid against outstanding principal during the first quarter of fiscal 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

During the fiscal quarter ending September 30, 1996, inventory levels decreased as a result of reduced production. With more favorable collections during the period resulting from higher sales volume for the prior fiscal years's final quarter, the Company was able to reduce a portion of past due balances due vendors and creditors. However, the Company remains in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. Both the Dow and IOC financing arrangements [Note 3] were technically in default on Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the September 30/96 balance sheet.
Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Dow reviews the Company's cash flow projections on an ongoing basis with the objective being a re-capitalization of outstanding interest with the current principal, thereby arriving at a payment amount and schedule based on a conservative assessment of the Company's cash flows.

The Company will submit a Canadian R&D Tax Claim for fiscal 1995 amounting to approximately $27,000 (Canadian), additionally a claim for fiscal 1996 of approximately $17,500 (Canadian) will also be submitted. The tax department has notified the Company of their intent to audit all such claims submitted.

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

Results of Operations:

Sales revenues for the first three months of fiscal 1997 decreased substantially under those for the corresponding period of the previous year, with all segments of the Company's revenues having been effected. The primary factor contributing to the decrease was a decline in orders for the period which was relative to the summer months vacation period. Our major customer in contract compounding extended their vacation shut down period in the current year. Sales of products with less favorable pricing arrangements were also a factor contributing to the decrease in revenues.

Efforts in the sale of the Company's proprietary products by the Company's distributors in the US., Canada and Europe continues. The marketing of the Company's proprietary material requires highly qualified representation and the Company has initiated a commissioned representative to market it's proprietary products in the US.

The Company continues to develop and market the specialty compounding, with this segment representing 91% of revenue during the first three months of fiscal 1997. The Company continues to pursue several additional contracts of
some magnitude.   Several trials have been completed and the results appear
very promising.

Gross margin as a percentage of sales decreased from 14% for the three months of fiscal 1996, to 7% in the corresponding period in fiscal 1997. Lower production volume resulting in less efficient use of production resources was the primary factor contributing to this decline. Lower sales to markets with less favorable pricing arrangements also contributed to the decrease.

The Company continues to operate at well below capacity. In that regard the Company is currently involved with several corporations which may open additional opportunities in specialty compounding and metal composites. Known potential quantities are five to six million pounds per annum; potential revenues are unknown at this time.

Interest and other financing costs for the three months ended September 30, 1996, decreased substantially over those for the corresponding period of the previous year. Decreases in the prime lending rate, more favorable foreign currency exchange positions were the primary factors contributing to this decrease. Additionally, interest charges for the three months ended September 30, 1995, included charges which were related to prior periods.

Administrative expenses decreased as indirect costs related to procurement of I.O.C. debt which occurred during the previous years fiscal quarter were not repeated. R&D and Selling expenses remained relatively stable with those of the corresponding period of the previous year. The Company continues to take measures to contain all areas of expense.



PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

   (a)    Exhibits - none


   (b)    Reports on Form 8-K

         During the quarter ended September 30, 1996, the Registrant did not file any reports on Form 8-K.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TECHNICAL VENTURES INC.



Date:  November 8, 1996                    BY:  Frank Mortimer
                                                Frank Mortimer, President and
                                                Chief Executive Officer




Date:  November 8, 1996                    BY:  Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer