Form 10KSB/A
period 1996-06-30
TECHNICAL VENTURES INC
filed 1997-01-15
CIK 788340

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB A1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[    ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                      Commission file number 33-2775-A
                          TECHNICAL VENTURES INC.
              (Exact name of registrant as specified in its charter)

   New York State                                               13-3296819
(State or other Jurisdiction                                (I.R.S.Employer
    of incorporation or                                  Identification No.)
       organization)

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 1996, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax refund and debt financing. The Company has reduced a portion of past due balances due to vendors and creditors. However, continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangement are currently in arrears, however, the debtors have verbally agreed to allow a moratorium on principal repayments until the Company is in a financial position to make
payment(s).   The aggregate amount of principal payments currently in arrears and outstanding, $1,165,886 [US].

Additionally at June 30,1996, the Company was in arrears on approximately $100,000 in debt interest payments and $90,000 to vendors on account.
Payment of expenses directly associated with the Company's production operations have been given a higher priority and management has made informal verbal arrangements with creditors regarding resolution of past due balances.

As a result of the Company's inability to resolve its past due balances to its independent auditors as well as the uncertainty as to whether funds will be available for current period audits, the Company has not been able to include audited financial statements with its annual filing on Form 10-K. Intentions are to arrange for completion of the required audits when and if appropriate funding is available. However, sustaining the day to day operations will continue to be our utmost priority. Accordingly, there can be no assurances as to when such arrangements can be made.

Presently there has been no indication from any of the Company's creditors of intent to take legal action for collection of balances due from the Company or to file bankruptcy petition against the Company. There are no present intentions on the part of the Company to seek bankruptcy protection from it creditors. There can be no assurance that this status will not change.

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

No Royalty payments were received during fiscal 1996 and Dow has not indicated the anticipated amount of their 1997 sales of resin, subject to the Royalty Agreement. Lucent Technologies have specified our material for use in their fiber optic product and doubled their purchases during fiscal 1996. Sales levels for the Company's product are forecast at $850,000 if 1997. Lucent Technologies and several clients based in the US., Europe and 1998. Canada meet their forecasts. Sales for this product during fiscal 1996 1999. where less than $100,000.

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

Projections for the current year anticipate a major growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technolgoy. Currently the Company is actively involved in some 15 projects which could lead to the projected major growth. However, there can be no assurance in this regard. During fiscal 1996 sales to several newer customers of specialty compounding materials were lower than levels which they had expected and had indicated to Company management. Additionally, customers anticipated significant increases in sales of fishing sinkers and munitions products, manufactured using a composite of metal and plastic materials, manufactured by the Company as a substitute for lead. Customer projections had anticipated legislation banning lead, which did not take place. The customers have indicated their optimism that future growth in this market is imminent, but there can be no assurance in this regard.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





TECHNICAL VENTURES INC.


Dated:  November 11, 1996                        By:   Frank Mortimer
                                                 Frank Mortimer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 11, 1996                        By:   Frank Mortimer
                                         Frank Mortimer, President, Principal
                                         Executive Officer and Director


Dated: November 11, 1996                        By:   Bryan Carter
                                                Bryan Carter, Vice President
                                                Director


Dated: November 11, 1996                        By:   Larry Leverton
                                                Larry Leverton, Secretary
                                                Treasurer and Principal
                                              Accounting Officer and Director