Form 10QSB
period 1996-12-31
TECHNICAL VENTURES INC
filed 1997-02-13
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December 31, 1996

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

                                                           Page 1 of  11 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               DECEMBER 31,
                                                                   1996
                                                                (UNAUDITED)

CURRENT ASSETS

Cash                                                              $ 4,871
Accounts Receivable                                                94,015
Inventory  (Note 2)                                                55,625
Other Current Assets
  Advances                                                         35,740
  Deposits                                                          8,874
Total Current Assets                                              199,125

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $508,986                                         218,279

INTANGIBLE ASSETS, net of accumulated amortization of
 $13,930                                                           30,526

                                                                 $447,930

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $135,230
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        88,948
   Other                                                        1,143,161
Loans & advances:
  Private lenders                                                  73,165
  Shareholders                                                     23,730
Accounts payable and accrued expenses                             422,924
   Total Current Liabilities                                    1,887,158

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      302,433
Capital lease obligations                                           1,637
Other                                                              64,521

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,586,341 shares                        145,863

Additional Paid In Capital                                      4,048,994
Deficit                                                        (6,209,261)
Foreign currency translation adjustment                           206,584
      Total Shareholders' deficiency                           (1,807,819)

                                                                 $447,930



See notes to condensed consolidated financial statements.

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                         1996        1995

SALES                                                  $669,176     $718,794

COST OF SALES                                           601,169      641,280


GROSS MARGIN                                             68,007       77,514

GENERAL EXPENSE

  Administration                                         69,712       83,672

  Financial
   -Interest & Other                                     62,054       68,377

  Research & Development                                 36,131       36,385

  Selling                                                26,561       27,019

                                                        194,458      215,454

NET LOSS                                              ($126,451)   ($137,940)


NET LOSS PER COMMON SHARE                               ($0.01)      ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                         1996        1995

SALES                                                  $328,645     $286,519

COST OF SALES                                           284,199      270,238


GROSS MARGIN                                             44,446       16,281

GENERAL EXPENSE

  Administration                                         36,063       39,492

  Financial
   -Interest & Other                                     29,126       27,463

  Research & Development                                 16,565       15,504

  Selling                                                11,987       13,401

                                                         93,741       95,861

NET LOSS                                               ($49,296)    ($79,580)


NET LOSS PER COMMON SHARE                              ($0.00)      ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                          1996         1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                               ($126,451)   ($137,940)
Adjustments to reconcile net Loss to net cash
Provided (Used) by operating activities:
  Depreciation and amortization                           17,052       27,782

Interest Expense Charged To Debt Principal                11,545

    Net Change in non-cash operating assets
      and liabilities                                    102,255      (64,206)

Net Cash Provided (Used) by operating activities           4,401     (174,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Property & Equipment Acquisition                          (2,606)

    Net Cash Used By Investing Activities                 (2,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                         (14,755)
  Long Term Debt                                                      184,456
  Shareholders                                            14,377      (16,844)
  Bank Note                                               (5,152)      12,096

Net Cash Provided (Used) by Financing Activities          (5,530)     179,708

EFFECT OF EXCHANGE RATE ON CASH                            1,054        2,610

CHANGE IN CASH BALANCE FOR THE PERIOD                     (2,681)       7,954

CASH, BEGINING OF PERIOD                                   7,552        2,480

CASH, END OF PERIOD                                      $ 4,871      $10,434


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                              1996  1995

PAYMENTS MADE FOR INTEREST                                $8,663     $19,670


NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $16,489        (363)
  Inventory                                               16,049       9,462
  Other assets                                            (1,851)    (11,861)
  Accounts Payable and accrued expenses                   71,568     (61,444)

                                                        $102,255    ($64,206)






See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q SB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1996.

NOTE  2:  INVENTORY:

Inventory is comprised of the following:
                                                     December 31,
                                                         1996
        Raw Materials                                   $55,625



NOTE 3:  LONG TERM DEBT:

At December 31, 1996 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the December 31, 1996 balance sheet as current liabilities.


NOTE 4: At December 31, 1996 the Company had a note payable balance of $135,230 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At December 31, the Company was in default of the loan provisions, however, the Company has been maintaining monthly payments of $2,500 US representing current interest charges. A portion of this monthly payment is now being credited to the loan principal and as such the outstanding principal balance reflects the amount which has been paid against outstanding principal during the first six months of fiscal 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

During the fiscal quarter ending December 31, 1996, inventory levels decreased as a result of reduced production. However, slightly higher sales revenue , with more favourable pricing in the 2nd fiscal quarter, enabled the Company to reduce a portion of past due balances due creditors. The Company remains in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. Both the Dow and IOC financing arrangements [Note 3] were technically in default on Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the December 31/96 balance sheet. Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Dow reviews the Company's cash flow projections on an ongoing basis with the objective being a re-capitalization of outstanding interest with the current principal, thereby arriving at a payment amount and schedule based on a conservative assessment of the Company's cash flows.

The Company has submitted a Canadian R&D Tax Claim for fiscal 1995 amounting to $24,280 (Canadian), additionally a claim for fiscal 1996 of approximately $17,500 (Canadian) will also be submitted. The tax department has notified the Company of their intent to audit all such claims submitted.

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

Results of Operations:

Sales revenues for the first six months of fiscal 1997 decreased under those for the corresponding period of the previous year with comparative gross margins remaining constant, however, a 15% increase in sales revenues occurred during the second fiscal quarter, over those of the previous years corresponding fiscal quarter. A result of the summer vacation period coming to a close during September 1996 and the Company's customers increasing their ordering to replace depleted inventories.

Efforts in the sale of the Company's proprietary products by the Company's distributors in the US., Canada and Europe continues. The marketing of the Company's proprietary material requires highly qualified representation and the Company has initiated a commissioned representative to market it's proprietary products in the US.

The Company continues to develop and market the specialty compounding, with this segment representing 87% of revenue during the first six months of fiscal 1997. The Company continues to pursue several additional contracts of some
magnitude.   The Company's efforts in this regard appear promising and it is anticipated that these efforts will initiate additional business during the 3rd and 4th quarter of the fiscal 1997.

Gross margins increased 8 % in the second quarter, when compared with the previous years corresponding quarter; the primary contributing factor being more favourable pricing. However, lower sales revenues and production volume over the six month period, resulted in less efficient use of production resources. Gross margins for the first six months of the current fiscal year remained relatively constant when compared with the previous year's corresponding period. The Company continues to operate at well below capacity In that regard the Company is currently involved with several corporations which may open additional opportunities in specialty compounding and metal composites. Known potential quantities are five to six million pounds per annum; potential revenues are unknown at this time.

Interest and other financing costs for the three months ended December 31, 1996, increased over those for the corresponding period of the previous year. This increase was due in part to the payment arrangements made in regard of the Company's line of credit and interest expensed relative to the IOC debt; additionally less favourable foreign currency exchange during the second quarter of fiscal 1997. However, for the six month period of fiscal 1997 an overall decrease in this area of expense was a result of interest charges for the three months ended September 30, 1995, included charges which were related to prior periods.

Administrative expenses decreased substantially as non recurring costs related to procurement of I.O.C. debt and payment of vacation due, which occurred during the previous years fiscal quarter. R&D and Selling expenses remained relatively stable with those of the corresponding period of the previous year. The Company continues to take measures to contain all areas of expense.



PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

          (a)    Exhibits - none


           (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.

                                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             TECHNICAL VENTURES INC.



Date:  February 6, 1997                      BY:  Frank Mortimer
                                                  Frank Mortimer, President and
                                                  Chief Executive Officer




Date:  February 6, 1997                      BY:  Larry Leverton
                                                  Larry Leverton
                                                  Chief Financial Officer