Form 10QSB
period 1997-03-31
TECHNICAL VENTURES INC
filed 1997-05-15
CIK 788340

				  Form 10 -QSB

			SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
			    EXCHANGE ACT OF 1934

		For The Quarterly Period Ended March 31, 1997

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

		       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 1997.

	    14,586,341 shares of common stock,  $.01 par value
______________________________________________________________________________

							   Page 1 of  11 Pages

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEET

				    ASSETS
								 MARCH 31,
								   1997
								(UNAUDITED)

CURRENT ASSETS

Cash                                                              $ 6,657
Accounts Receivable                                                58,890
Inventory  (Note 2)                                                51,716
Other Current Assets
  Advances                                                         39,212
  Deposits                                                          8,848
Total Current Assets                                              165,324

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $511,317                                         208,138

INTANGIBLE ASSETS, net of accumulated amortization of
 $14,417                                                           29,562

								 $403,024

	       LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $135,230
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        88,916
   Other                                                        1,132,617
Loans & advances:
  Private lenders                                                 109,551
  Shareholders                                                     23,475
Accounts payable and accrued expenses                             424,406
   Total Current Liabilities                                    1,914,195

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      298,811
Capital lease obligations                                           1,055
Other                                                              63,828

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,586,341 shares                        145,863

Additional Paid In Capital                                      4,048,994
Deficit                                                        (6,293,253)
Foreign currency translation adjustment                           223,531
      Total Shareholders' deficiency                           (1,874,865)

								 $403,024



See notes to condensed consolidated financial statements.

		TECHNICAL VENTURES INC. AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
			       (UNAUDITED)

							NINE MONTHS ENDED
							    MARCH 31,
							 1997        1996

SALES                                                  $936,856    $1,178,002

COST OF SALES                                           855,089      983,067


GROSS MARGIN                                             81,767      194,935

GENERAL EXPENSE

  Administration                                        103,320      117,894

  Financial
   -Interest & Other                                     90,108       98,771

  Research & Development                                 57,042       48,018

  Selling                                                41,740       38,917

							292,210      303,600

NET LOSS                                              ($210,443)   ($108,665)


NET LOSS PER COMMON SHARE                               ($0.01)      ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

		 TECHNICAL VENTURES INC. AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
			       (UNAUDITED)

						      THREE MONTHS ENDED
							   MARCH 31,
							1997        1996

SALES                                                  $267,680     $459,209

COST OF SALES                                           253,920      341,787


GROSS MARGIN                                             13,760      117,421

GENERAL EXPENSE

  Administration                                         33,608       34,222

  Financial
   -Interest & Other                                     28,055       30,394

  Research & Development                                 20,910       11,631

  Selling                                                15,179       11,899

							 97,752       88,146

NET LOSS                                               ($83,992)     $29,275


NET LOSS PER COMMON SHARE                              ($0.01)       $0.00


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

		 TECHNICAL VENTURES INC. AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (UNAUDITED)

							  NINE MONTHS ENDED
							     MARCH 31,
							  1997         1996

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                               ($210,443)   ($108,665)
Adjustments to reconcile net Loss to net cash
Provided (Used) by operating activities:
  Depreciation and amortization                           25,302       41,779



    Net Change in non-cash operating assets
      and liabilities                                    140,145      (99,232)

Net Cash Provided (Used) by operating activities         (44,996)    (166,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Property & Equipment Acquisition                          (2,579)

    Net Cash Used By Investing Activities                 (2,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                         (22,091)
  Long Term Debt                                          21,004      187,879
  Shareholders                                            13,848       14,390
  Bank Note                                               (5,152)
  Private Lenders                                         36,635      (16,903)

Net Cash Provided (Used) by Financing Activities          44,244      185,366

EFFECT OF EXCHANGE RATE ON CASH                            2,436          614

CHANGE IN CASH BALANCE FOR THE PERIOD                       (895)      19,862

CASH, BEGINING OF PERIOD                                   7,552        2,480

CASH, END OF PERIOD                                      $ 6,657      $22,342


See notes to condensed consolidated financial statements.

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
				 (UNAUDITED)

							   NINE MONTHS ENDED
							       MARCH 31,
							    1997       1996

PAYMENTS MADE FOR INTEREST                               $12,460     $25,631


NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $50,427     (88,687)
  Inventory                                               19,188      23,415
  Other assets                                            (5,756)     (4,630)
  Accounts Payable and accrued expenses                   76,286     (29,330)

							$140,145    ($99,232)






See notes to condensed consolidated financial statements.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
	     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q SB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1996.

NOTE  2:  INVENTORY:

Inventory is comprised of the following:
						       March 31,
							 1997
	Raw Materials                                  $51,716



NOTE 3:  LONG TERM DEBT:

At March 31, 1997 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 1997 balance sheet as current liabilities.


NOTE 4: At March 31, 1997 the Company had a note payable balance of $135,230 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At December 31, the Company was in default of the loan provisions, however, the Company has been maintaining monthly payments of $2,500 US representing current interest charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the nine months ending March 31, 1997, inventory levels decreased as a result of reduced production. Sales revenues, particularly in the 3rd fiscal quarter, decreased having a negative effect on cash flow from operations. The Company remains in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. Both the Dow and IOC financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the March 31/97 balance sheet. Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Dow reviews the Company's cash flow projections on an ongoing basis with the objective being a re-capitalization of outstanding interest with the current principal, thereby arriving at a payment amount and schedule based on a conservative assessment of the Company's cash flows.

The Company has submitted a Canadian R&D Tax Claim for fiscal 1995 amounting to $24,280 (Canadian) and received approximately $3,000 (Canadian) during April 1997 representing the Ontario portion of the the tax claim. Additionally a claim for fiscal 1996 of approximately $17,500 (Canadian) will also be submitted. The tax department maintains their position to audit all such claims submitted.

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



<Page 9>

No significant capital expenditures are anticipated in this fiscal year.

Results of Operations:

Sales revenues for the first nine months of fiscal 1997 decreased under those for the corresponding period of the previous year with comparative gross margins declining 8%. Both of these declines, due in part to a shift in pricing arrangements with some of the Company's customers, e.g. provision of raw materials or the non-provision of raw materials, when processing the customer's order. As well, having to increase resources expended in manufacturing and quality control areas. The Company intends to pursue an ISO 9000 rating which has become a requirement of potential new and existing customers in evaluating the Company's capabilities, when considering the awarding of new business to the Company.

Efforts in the sale of the Company's proprietary products by the Company's distributors in the US., Canada and Europe continues. The marketing of the Company's proprietary material requires highly qualified representation. Lucent Technologies (formerly AT & T) have increased their purchases substantially over the previous year.

The Company continues to develop and market the specialty compounding, with this segment representing 85% of revenue during the first nine months of fiscal 1997 and continues to pursue several additional contracts of some magnitude. Efforts in this regard appear promising and it is anticipated that these efforts will initiate additional business during the 4th quarter of the fiscal 1997. Technical Ventures Inc. through its subsidiary Mortile Industries have concluded, in principal, agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements. This development is the result of two and a half years of joint product development by both parties. The final documents for signing will be available in late May or early June 1997. However, the contract commences immediately with the first order completed in April 1997. The contract calls for a minimum 1,000 tons of material to be supplied during 1997 and 1,500 - 2,000 tons of material to be contracted for delivery during 1998.
In order to meet production demands required by the contract, it is anticipated that the Company's present production facilities will be operating near capacity. Additionally, with further increased production called for in 1998 under the contract, a second dedicated facility, to be located in North Carolina and funded by the customer is expected to be operational by March 1998.



<Page 10>

The Company has also completed it's initial evaluation of a by-product from the pulp and paper mill industry which we feel could be used as a low cost filler in plastics. At present this by-product has been land-filled and new E.P.A. rulings in place are banning this practice. We have developed the technology to utilize this by-product at a profit in substantial quantities. The Company has proceeded with filing for patent application in this technology.

Gross margins decreased substantially in the third quarter, when compared with the previous years corresponding quarter; Contributing factors being less favourable pricing, lower sales revenues and production volumes over the nine month period, resulting in less efficient use of production resources. However, the new specialty compounding business referred to previously will increase the efficient use of production resources substantially. As well, in that regard the Company is currently involved with several other corporations which may open additional opportunities in specialty compounding and metal composites with the potential of substantive quantities.

Interest and other financing costs for the three and nine months ended
March 31, 1997, decreased under those for the corresponding periods of the previous year. A major part of this decline is represented by interest charged for the three months ending Sept. 30, 1995 and which were related to prior years.

Administrative expenses decreased substantially over the nine month period as non recurring costs related to procurement of I.O.C. debt, which occurred during the previous fiscal year. Relative to the corresponding period for the previous fiscal year, R&D expenses increased due to resources being expended in the pursuit of enhanced and new technology; an effort to assist in obtaining new business. Selling expenses increased, with resources being expended in conjunction with the R&D effort, towards the acquisition of new business. The Company continues to take measures to contain all areas of expense.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

	  (a)   Exhibits - none
	  (b)   Reports on Form 8-K
		During the quarter ended March 31, 1997, the Registrant did not file any reports on Form 8-K

					   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					     TECHNICAL VENTURES INC.



Date:  May 12, 1997                        BY:  Frank Mortimer
						Frank Mortimer, President and
						Chief Executive Officer



Date:  May 12, 1997                        BY:  Larry Leverton
						Larry Leverton
						Chief Financial Officer