Form 10KSB
period 1997-06-30
TECHNICAL VENTURES INC
filed 1997-10-15
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

				FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

		  FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

Check if there is no disclosure of delinquent filers in response to Item
405
of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB [  ]

State Issuer's revenues for its most recent fiscal year,  $1,414,062

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of September 30, 1997 (based upon the average bid and asked prices as reported by the National Association of

Securities Dealers Automatic Quotation System) was approximately
$1,997,201.

The number of shares outstanding of the Registrant's common stock, as of June
30, 1997 is 14,586,341.

Exhibit index is located on page 12 of this Annual Report on Form 10-KSB.

			      FORM 10-KSB
		    Fiscal Year Ended June 30, 1997

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




			      PART II


Item 5.   Market for Registrants Common Equity and Related
	  Stockholder Matters.                                      6-7

Item 6.   Management's Discussions and Analysis of Financial
	  Conditions and Results of Operations.                    7-10

Item 7.   Financial Statements and Supplementary Data               10

Item 8.   Changes in Disagreements with Accountants on
	  Accounting and Financial Disclosure.                      10


			     PART III


Item 9.   Directors and Executive Officers of the Registrant       10

Item 10.  Executive Compensation                                   11

Item 11.  Security Ownership of Certain Beneficial Owners
	  and Management                                           11

Item 12.  Certain Relationships and Related Transactions           12


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
	  on Form 8 K                                              12

	  Signatures                                               13

Item 1. Business

Introduction:

Technical Ventures Inc. (the Company) is a New York corporation formed on February 12, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective of the Company was to search for a business which in the opinion of its management, demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, the Company acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation. The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 1997 the Company currently has twelve full time employees, all being employees of Mortile.

The Company's efforts have been concentrated in the development of proprietary thermoplastic compounds, composite compounds which combine plastic with other granulated materials and specialty compounding in which the Company compounds and pelletizes proprietary formulations of the customer. Prior to April 1992, the Company had been considered to be in its development stage.

Since inception, the Company has expended $2,910,225 US in the development of it's products, including $76,400 during fiscal 1997, $53,000 during fiscal 1996 and $70,000 in 1995.

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

	Revenues and a percentage of Consolidated Contract Revenues

CUSTOMER                       1997                1996           1995
Endex Polymer Additives    $535,635 - 44 %   $258,836 - 19 %   $309,328 -
24 %

Shaw Industries            $622,097 - 51 %   $927,392 - 67 %   $654,982 -
50 %

Water Gremlin  Co.                                             $175,950 -
13.6 %


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

Backlog Information:

At June 30, 1997 the Company had a backlog of orders totalling $3,000 US .

Item 2.  Properties

The Company had leased 8,500 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario; in July the Company increased its space to 17,300 square feet with a total monthly base rent of $6,937 (Canadian) exclusive of real estate tax escalations. The lease, expires on March 31 and June 30,1998. This requirement was necessitated by the Company having been successful in acquiring the Specialty
Compounding
work for a French company and their need for a major portion of this increased space for the storage of raw materials required for their orders.

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


Quarter                        Low                     High

Sept. 1995                    0.125                    0.25

Dec.  1995                    0.063                    0.188

Mar.  1996                    0.125                    0.25

June  1996                    0.016                    0.25

Sept. 1996                    0.07                     0.125

Dec.  1996                    0.045                    0.07

Mar.  1997                    0.06                     0.07

June  1997                    0.165                    0.21


These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.

Holders:

As of June 30, 1997, there were approximately 1,017 shareholders of record.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 1997, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax refund and debt financing. The Comany has reduced a portion of past due balances due to vendors and creditors. However, continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.

Three of the Company's long term debt financing arrangement are currently in
arrears, however, the debtors  have verbally agreed to allow a moratorium on
principal repayments until the Company is in a financial position to make
payment(s).   The aggregate amount of principal payments currently in
arrears
and outstanding, $1,174,286 [US]. Negotiations are currently underway with the intention of eliminating the Company of its obligation under its long term note agreement with Dow Chemical Canada Inc.. As consideration for the reduction of debt, the Company intends to grant to Dow a fully paid technology license, as set out in the Dow Agreement. It is hoped that these negotiations will successfully conclude during the second quarter of fiscal 1998. Accordingly, there can be no assurances as to when such negotiations can be concluded, if at all.

Payment of expenses directly associated with the Company's production operations have been given a higher priority and management has made informal verbal arrangements with creditors regarding resolution of past due balances.

As a result of the Company's inability to resolve its past due balances to its independent auditors as well as the uncertainty as to whether funds will be available for current period audits, the Company has not been able to include audited financial statements with its annual filing on Form 10-KSB. Intentions are to arrange for completion of the required audits when and if appropriate funding is available. However, sustaining the day to day operations will continue to be our utmost priority. Accordingly, there can be no assurances as to when such arrangements can be made.

Presently there has been no indication from any of the Company's creditors of intent to take legal action for collection of balances due from the Company or to file bankruptcy petition against the Company. There is no present intentions on the part of the Company to seek bankruptcy protection from its creditors.
There can be no assurance that this status will not change.

A Canadian tax  refund  for the year 1995 was received during April and May

1997 in the amount of $23,675 (Canadian). The Company has also submitted a claim for fiscal 1996 amounting to approximately $19,940 (Canadian), additionally a claim for fiscal 1997 of approximately $30,000 (Canadian) will be submitted. The tax department has notified the Company of their intent to audit all such claims submitted.

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

Based on projections provided by existing customers, management expects increases in sales during fiscal 1998, these projections are as follows:

Flame Retardant Products

Royalty payments by Dow to the Company are based on sales of Dow resin to licensee's and could generate $1.5 million(Canadian) over the remaining 16 year term of license; the agreement does not contain minimum royalty provisions.

No Royalty payments were received during fiscal 1997 and Dow has not indicated the anticipated amount of their 1997 sales of resin, subject to the Royalty

Agreement. Lucent Technologies have specified our material for use in their fiber optic product and increased their purchases during fiscal 1997 by 12.5%.
Sales levels for the Company's product are forecast at $850,000 if Lucent Technologies and several clients based in the US., Europe and Canada meet their forecasts. Sales for this product during fiscal 1997 where less than

$100,000.

Composite Technology

A contract signed with a training munitions manufacturer expired at December
31, 1997; without significant sales during fiscal 1997. Management had been advised that this manufacturer was successful in a bid for a contract in the
US, the residual effect on the Company being that it has been asked to submitt a quote on 126,000 lbs. of material for delivery in early calender year 1998.
The Company continues to retain optimism in this market. The fishing sinkers were well received, but there has been some delay in the implementation of legislation giving rise to a complete ban on lead. However, there are indications that public pressure to ban the use of lead is on the rise again.
There are several projects within the realm of the metal technology that are currently being assessed and which could represent major sources of revenue, should they come to fruition. One such project is the supply of a composition to be used in the production of a metal filled laminated sheet. The laminated sheet is being considered in the manufacture of visual display boards, which, by applying the metal technology would allow the use of magnetized items on the surface of the display. Other potential markets are: light weight x-ray blankets, self lubricating bearings and bushings, the toy industry and any lead replacement industry.


Specialty (Contract) Compounding

During 1997 total contract compounding revenues were $1,260 Million, representing 89 % of net revenues. Quotes on further contract work have been given and the Company has been actively looking for suitable applications.

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

Significant property and equipment purchases and/or further expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the
Company's financial condition.

Results of Operations - Comparison of Fiscal 1997 To Fiscal 1996:

For the  fiscal year ending June 30, 1997, the Company had gross sales of
$1.4
million, of which $1,260,000 was generated from specialty [contract] compounding work.

Gross margins as a percentage of net sales decreased to 13 % from 15.4 % for the year ended June 30, 1997. This decline was the result of lower pricing on sales orders, caused by a decline in component raw material prices. Additionally, more resources were committed to production in the current year increasing the Company's direct and overhead manufacturing expenses.

Financial and Interest Expense increased $16,624 in fiscal 1997. Increases in average outstanding indebtedness and less favorable foreign currency exchange positions were the primary factors contributing to this decrease.

Administrative expense decreased while R&D and selling expenses increased in fiscal 1997 due to utilization of more resources in existing and new projects.

Efforts by the Company in the metal and polymer technologies has opened several avenues to sales of related products. Lucent Technologies have specified the Company's material for use in their fiber optic product; Lucent Technologies increased their purchases of the Company's material during fiscal 1997 by 12.5 %.

Although revenues for fiscal 1997 decreased slightly under the preceding year they were significantly below anticipated levels, in particular, sales of proprietary products. Furthermore, while the Company's materials have been accepted by its customers for use in their manufacturing, acceptance of the finished products by the end users continue to be slower than expected. This had an adverse effect on demand for the Company's materials during the fiscal year.

While management is confident that these conditions will only have a temporary effect on sales of proprietary products. There can be no assurance of success in this regard.

Projections for the current year anticipate a major growth of sales revenues.
Such growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.
During fiscal 1997 sales to some customers of specialty compounding materials were lower than levels which they had expected and had indicated to Company management. Additionally, customers anticipated significant increases in sales of munitions products, manufactured using a composite of metal and plastic materials, manufactured by the Company as a substitute for lead. Customer projections had anticipated legislation banning lead, which did not take place. The customers have indicated their optimism that future growth in this market is imminent, but there can be no assurance in this regard.

Item 7.  Financial Statements and Supplementary Data

See Part IV, item 13 for Index to Consolidated Financial Statements and
Schedules.

Item 8.  Changes in and Disagreements on Accounting and Financial
Disclosures

None


PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and officers of the Company at June 30, 1997 are as follows:

Name                        Age                      Position with Company


Frank Mortimer              58                       Director, President

Bryan Carter                76                       Director, Vice
President

Larry Leverton              58                       Director, Secretary
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

Item 10.  Executive Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of
$66,000, $66,600 and $65,000, for the years ended June 30, 1997, 1996 and
1995, respectively. These amounts constituted Mr. Mortimer's sole compensations from the Company. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of the Company receivd a total salary and bonus in excess of $100,000 during any of the years in the three year period ended June 30, 1997.

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

Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, management believes that during the year ended June 30, 1997. all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table indicates the name of each person who is known by the Company to be a beneficial owner of more than five-percent of its common stock as of June 30, 1997, the ownership of those persons on such date, and the stock ownership of all officers and directors of the Company as a group. The address of all persons listed is in care of the Company.

			      Number of Shares
Name of                        Beneficially                    Percent of
Beneficial Owner                Owned (1)                    Common Stock

Frank Mortimer                 949,753  (2)                       6.5 %

L.R. Leverton Enterprises      341,448  (3)                       2.3 %

Bryan Carter                   115,000                            0.8 %

Anthony Taverna                805,000                            5.5%

     All Officers and Directors
     as a group              1,406,201                            9.1 %
(4)


(1)   Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

(2)   Includes 103,020 shares owned by Mr. Mortimer's wife, Anne Mortimer.

(3)   L.R. Leverton Entprs.' Inc., is a corporation owned and controlled by

      Larry Leverton, Secretary, Treasurer and Director of the Registrant.

(4) Excludes the effects on total outstanding shares which would result from exercise of stock purchase options and conversion of debt.

Item 12.  Certain Relationships and Related Transactions

For the fiscal year ended June 30, 1997, there were no material transactions between the Company and any of its officers, directors and/or beneficial owners.



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




					      TECHNICAL VENTURES INC.



Dated:  October 14, 1997                By:   Frank Mortimer
					      Frank Mortimer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  October 14, 1997                By:   Frank Mortimer
					      Frank Mortimer, President,
					      Principal Executive Officer and
					      Director

Dated:  October 14, 1977                By:   Bryan Carter

					      Bryan Carter, Vice President
					      Director

Dated:  October 14, 1997                By:   Larry Leverton
					      Larry Leverton, Secretary
					      Treasurer and Principal
					      Accounting Officer and Director

			  TECHNICAL VENTURES INC.
			     AND SUBSIDIARIES

		     CONSOLIDATED FINANCIAL STATEMENTS

			 YEAR ENDED JUNE 30, 1997

		 TECHNICAL VENTURES INC. AND SUBSIDIARIES

		     INDEX TO FINANCIAL STATEMENTS





							      PAGE


Independent Auditors' report                                  F-2



Technical Ventures Inc. and Subsidiaries

Consolidated Financial Statements:


  Balance sheet:
    June 30, 1997                                             F-3

  Statement of Operations:
    Years ended June 30, 1997 and 1996                        F-4

  Statement of Changes in Shareholders' Deficiency:
    Years ended June 30, 1997 and 1996                        F-5

  Statement of Cash Flows:
    Years ended June 30, 1997 and 1996                     F-6 & F-7


Notes to Consolidated Financial Statements                 F-8 - F-17

Independent Audit on the financial statements for the years ended June 30, 1997 and 1996 have not been completed and therefore this filing includes unaudited financial statements for these periods. The Registrant intends to file an amendment to this report under cover of Form 10 KSB-A, when the audits are completed.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS

								  June 30
								   1997
				   ASSETS                        Unaudited

CURRENT ASSETS

Cash                                                               $23,772
Accounts Receivable                                                166,660
Inventory (Note 2)                                                  36,170
Other Current Assets
  Advances                                                          38,374
  Deposits                                                          10,866
    TOTAL CURRENT ASSETS                                           275,841

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $520,622 at June 30, 1997
 (Note 3,6,10)                                                     200,925

INTANGIBLE ASSETS, net of accumulated amortization of
 $15,098 at June 30, 1997                                           29,009

								  $505,776


		LIABILITIES AND STOCK HOLDERS DEFICIENCY

CURRENT LIABILITIES


Current Portion of long term debt (Note 6):
  Notes Payable                                                    $135,230
  Capital lease obligations                                          79,638

  Other                                                           1,146,569

Loans & advances:
  Private Lenders (Note 10)                                         109,203

  Shareholders, unsecured interest free                              23,543


Accounts payable and accrued expenses                               484,955

    TOTAL CURRENT LIABILITIES                                     1,979,138


LONG-TERM DEBT, net of current portion (Note 6,10 & 11):

  Shareholder                                                       337,407

  Capital lease obligations                                             480

  Other                                                              51,181


MINORITY INTEREST (Note 6)                                                0


COMMITMENTS AND CONTINGENCIES (Note 5,7,9)

SHAREHOLDERS' DEFICIENCY: (NOTE 8)
  Common stock, $.01 par value, 15,000,000 shares authorized:
   Issued and outstanding, 14,586,341 shares at
   June 30, 1996                                                   $145,863


  Additional Paid in capital:                                     4,048,994


  Deficit
(6,279,132)

  Foreign currency translation adjustment                           221,844

    Total Shareholders' deficiency
(1,862,431)

								   $505,776



See notes to consolidated financial statements.
Information with respect to the June 30, 1997 Balance Sheet is unaudited

		    TECHNICAL VENTURES INC.   AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
			      (UNAUDITED)

						     Year Ended June 30,
							1997         1996
						      Unaudited    Unaudited

NET SALES                                            $1,414,062
$1,504,339

COST OF SALES                                         1,229,902
1,273,337

GROSS MARGIN                                            184,160
231,002


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Administration                                        137,373
145,899

  Financial
    Interest & Other                                    119,456
136,080

  Research & Development                                 82,225
62,523

  Selling                                                61,949
53,776

							401,003       398,278

LOSS BEFORE INCOME TAX RECOVERY                        (216,843)
(167,275)

INCOME TAX RECOVERY                                      20,521
40,139

NET LOSS                                              ($196,322)
($127,137)



NET LOSS PER COMMON SHARE                                ($0.01)
($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          14,586,341
14,586,341



Information with respect to the June 30, 1997 AND 1996 Statement of Operations, is unaudited

See notes to consolidated financial statements.


		    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
					      UNAUDITED

					   Common Stock         Additional                   Cumulative
				      Issued and Outstanding      Paid In
Translation
					 Shares       Amount      Capital         Deficit     Adjustment

Year Ended June 30, 1997:
  Balance, beginning of year           14,586,341    $145,863    $4,048,994
   ($5,955,673)    $206,965

  Net Profit
      (127,137)

  Cumulative Translation Adjustment
                     (7,709)

Balance, end of year                   14,586,341    $145,863    $4,048,994
   ($6,082,810)    $199,256


Year Ended June 30, 1996

  Net Loss
     ($196,322)

  Cumulative Translation Adjustment
                    $22,588

Balance, end of year                   14,586,341    $145,863    $4,048,994
   ($6,279,132)    $221,844



See notes to consolidated financial statements

Information with respect to the June 30, 1997 and 1996 financial statements are unaudited




		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS

							 Year Ended June 30,
							  1997        1996
						       Unaudited  Unaudited

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                              ($196,322)
($127,136)
  Adjustment to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                          33,832
55,580

    Net Change in non-cash operating assets
     and liabilities                                     (107,070)
(118,131)

Net Cash used by operating activities                     (55,420)
(189,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property & Equipment Acquisition                         (2,586)
(554)


Net cash used by Investing Activities                      (2,586)
(554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
   notes and advances:
     Bank Note                                             (5,152)
(3,797)
     Line of Credit                                       (33,686)
18,403
     Long-term debt                                        20,310
180,385
     Private lenders                                       36,221
(16,848)
     Shareholders                                          51,615
16,705


Net Cash Provided by Financing Activities                  69,308
194,488

EFFECT OF EXCHANGE RATE ON CASH                             4,918
825


Change in Cash Balance for the year                       $16,220     $
5,072


Cash Balance:
  Beginning of year                                         7,552
2,480

  End of Year                                             $23,772
$7,552



Information with respect to the June 30, 1997 and 1996 financial statements are unaudited


See notes to condensed consolidated financial statements.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		     SUPPLEMENTARY CASH FLOW INFORMATION


							Year Ended June 30,
							1997            1996
							Unaudited    Unaudited


Non-Cash Financing and Investing Activities:

  Liabilities re-classified as long term debt (Note 11)

    Dow Credit Line
$65,997

  Accrued Interest:
    Dow Credit Line
25,256

							     $0      $91,253



Payments made during the year for interest              $19,751
$5,298





Net change in non-cash operating assets and liabilities:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

    Accounts Receivable                                ($57,025)
($1,298)
    Inventory                                            34,940
1,526
    Other assets                                         (6,813)
(5,741)
    Accounts Payable and accrued expenses               135,968
(112,618)

						       $107,070    ($118,131)
													$107,070    ($118,131)




Information with respect to the June 30, 1997 and 1996 financial statements are unaudited


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

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Fair Value Presentation

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the
Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Inventory:

Inventory at June 30, 1997 is comprised entirely of raw materials inventory.

Note 3 - Property and Equipment:

Property and equipment at June 30,1997 is comprised as follows:

Equipment:
Under Capitalized Leasing Arrangements                 $261,022
Other                                                   415,614
Furniture & Fixtures                                     41,528
Leasehold Improvements                                    3,383

							721,547


Less Accumulated Depreciation & Amortization            520,622

						       $200,925






Note 4 - Foreign Operations:

The following table summarizes certain information regarding the Company's
US.
and Canadian operations:


				      U.S.         Canadian     Consolidated
Year Ended June 30, 1997

Revenue from unaffiliated customers             $  1,414,062   $  1,414,062


Loss From Operations               $(40,178)    $   (156,144)   $
(196,322)

Identifiable assets at end of year                  $505,776       $505,776




Year Ended June 30, 1996

Revenue from unaffiliated customers             $  1,504,339   $  1,504,339

Income (Loss) From Operations      $(36,743)    $    (90,394)  $
(127,137)

Identifiable assets at end of year                  $497,855       $497,855

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

During the year ended June 30, 1997, the Company received $24,439
(Canadian)
resulting from research and development refundable tax credit claims filed for the year ended June 30, 1995. A claim for approximately $19,490 (Canadian)

has been submitted for 1996 and that a claim for approximately $30,000 (Canadian) will be filed for 1997. It is anticipated that claims for 1996 and 1997 will be subject to audits and there can be no assurance that they will be honoured and if they are, the amount of the refunds may be substantially less than the claim amounts.

Recovery of Income taxes for the year ended June 30, 1997 consists entirely of a current recovery of Canadian income taxes resulting from a reduction in the
Company's deferred tax asset valuation allowance. The aforementioned tax refund was the primary factor contributing to the decrease in the valuation allowance.

The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 1997:


				US Federal    State & Local      Foreign(1)

Loss  Carryforwards               $290,000       $77,000         $504,639

Credit Carry Forwards:

  Refundable credits                                              190,582

  Non Refundable credits                                           35,725

Depreciation and amortization                                           0

Valuation allowance               (290,000)      (77,000)        (730,946)

				     $0             $0              $0


Aggregate net operating loss carryforwards and tax credit carryforwards and their expirations are summarized as follows:

Net Operating Loss Carryforward

Expiring June 30,     US Federal   State & Local  Foreign(1)  Foreign
Research
								& Development
								Tax Credits(1)
 1998                    $0             $0         $347,596         $64,093

 1999                                               235,638          66,786

 2000                                               415,357           3,492

 2001                  3,000           3,000        273,912

 2002                225,000         225,000        276,510           1,079

 Thereafter          626,000         624,000        221,072           2,002

TOTAL               $854,000        $852,000     $1,770,085        $137,452


(1) Converted to US dollars based on conversion rate at June 30, 1997


		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Long Term Debt:

At  June 30, 1997, long-term debt consists of the following:

Notes & Loans

Unsecured shareholder notes, loans and other payable balances:     CURRENT
  NON-CURRENT    TOTAL
Subordinate to notes payable to Cooper Financial Corp. and
I.O.C., interest at the greater of prime or 10%
  $ 25,354       $25,354

Subordinate to note payable, I.O.C. :

  Interest 15 %
    10,866        10,866

Interest free:

  Notes and loans
    52,900        52,900

  Accrued Interest
    83,594        83,594

  Accrued compensation
   164,692       164,692

								    $0        $337,407      $337,407

Other:



Dow Chemical Canada, Inc. (Dow), Interest at prime plus 2%,
payable in (2) installments of $25,490 (Canadian), thereafter in monthly installments of $19,657 (Canadian)  through March
1999, at which time the entire unpaid balance becomes due.
At June 30, 1996 the Company was in default and the entire
balance past due (1).                                           $735,035
               $735,035

Dow Chemical Canada, Inc. (Dow), Re-Capitalization of Line
of Credit and Accrued Interest to April 30, 1996.  Payable
 in monthly installments of $6,011.14 (Canadian) including
 interest at a rate of 10.75% (4)                                 49,334
                 49,334

Innovation Ontario Corp. (I.O.C.), outstanding balance of
$249,999 (Canadian) at June 30, 1995 plus $250,000 (Canadian)
received in July 1995, are payable in quarterly installments of $30,315 (Canadian), including interest at 8% beginning
December1995, through September  2000.   At June 30, 1996
the Company was in default and the entire balance past due (2)   362,199
                362,199

Liabilities Subordinate To I.O.C. Note Payable:

  Unsecured loans, private investor, interest at 10%
   18,583        18,583

  Unsecured loans, private investor


Note payable customer, interest at prime plus 1%, repayment
based on volume of materials processed by the Company on
behalf of the customer
   32,598        32,598

							      $1,146,569      $51,181    $1,197,750

Leasing Liabilities

Obligations under capitalized leasing arrangements payable in monthly installments of:

$9,981 net of amount representing interest of $4,241, at
June 30th the Company was in default and the entire balance
past due (3);                                                    $77,052
                $77,052

$297(Canadian) through September 1998, net of amount
representing interest of $704 (Canadian).                          2,586
     480          3,066

								 $79,638      $  480        $80,118


						    F-12

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) During the current fiscal year the Company was unable to meet payments on it's refinanced consolidated note and corresponding accrued interest with Dow. Accordingly the outstanding balance at June 30, 1997 is reflected as a current liability in these financial statements. Negotiations with Dow are taking place in which it is hoped that agreement can be reached in the second quarter of fiscal 1998. These negotiations are towards a settlement which may eliminate all or part of the Company's obligation to repay this debt. However the Company may have to grant Dow a fully paid up license to practice the technology. Payment fee for this license was to be completed through the payment of royalty payments to the Company within the terms of the license agreement.



(2) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15% interest in Mortile In March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly owned subsidiary of the Company.
I.O.C. investment in Mortile is reflected in the financial statements as a minority interest, Mortile has the option to repurchase the shares at a price equal to the amount of the original loan principal times 1.02, times the number of months the debt is outstanding (but not less than 12), less the amount of principal and interest payments made by Mortile to I.O.C. This repurchase option expired in March 1997 and the Company failed to exercise this option. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance at June 30, 1997 is reflected as a current liability in these financial statements. Through ongoing discussions with I.O.C., the Company feels that I.O.C. is amenable to not demanding the loan be paid and to the Company's re-purchase of the Mortile interest.


(3) At June 30, 1997, the Company was in default on this capital lease arrangement and the entire balance was past due. Although the lessor has not called the lease, it is payable on demand. Accordingly the outstanding balance at June 30, 1997, is reflected in these financial statements as a current liability.



(4) In May, 1996 the Company reached an agreement with Dow Chemical of Canada to recapitalize the outstanding principal of $90,000 (Canadian) and accrued interest of $34,442 (Canadian) on the Company's line of credit.
Additionally, the new debt instrument bears interest of 10.75%.   Monthly
payments of $6,011.14 commenced in May 1996 and are payable through March 1998. The Company is current with payments to June 1997 under the new arrangements. Negotiations currently taking place with Dow encompass this arrangement as well and Dow Chemical has not demanded the payments be brought to date nor demanded the loan be paid.




Both the Dow and I.O.C. notes are collateralized by all previously unsecured assets of the Company. The I.O.C. collateral position is subordinate to that of Dow.

	       TECHNICAL VENTURES INC. AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt:  (continued)

Long-Term debt matures as follows:


Year Ending June 30,      Shareholders          Other             Total

  1998                                        $1,000,468       $1,000,468

  2002                     337,407                18,583          355,990

			  $337,407            $1,019,051       $1,356,458



The Company's obligations under capitalized leasing arrangements are payable as follows:

Year Ended June 30,
  1998                               $  82,430
  1999                                     645

				     $  83,075

Less amount representing interest        2,957

				 $      80,118



Payments of long-term debt and capitalized lease obligations under agreements expressed in Canadian dollars, have been converted to U.S. dollars based on the exchange rate at June 30,1997.

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



A Canadian income tax claim for approximately $19,490 (Canadian) has been submitted for the fiscal year 1996, additionally a claim for fiscal 1997 will be submitted for approximately $30,000 (Canadian). Even if these tax claims are accepted and the funds are received, they would only be sufficient to satisfy the Company's immediate cash flow requirements and are not sufficient for the Company to sustain it's operations and meet current debt service requirements. Accordingly additional sources of funds are necessary. The Company continues to assess completing a private or public stock offering.

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

						       100,000


Note 9 - Leases:

At June 30, 1997, under a real property lease classified as an operating lease which expires in March and June 1998, the Company's future minimum rental payments (excluding real estate taxes) are $65,880. In July 1997 the

Company doubled its existing facility to accomodate a European Specialty Compounding client. Minimum rental payments in foreign currency have been converted into US dollars using the exchange rate at June 30, 1997.



Rent expense was $46,833 and $42,367 for 1997 and 1996 respectively.



Note 10 - Loans and Advances At June 30, 1997:

Private Investors:

  Equipment financing:

    Interest at 10%                                      $12,568

  Unsecured Demand Loans:

    Interest Free                                         25,000

    Interest at 10%, convertible in 50,000

     shares of common stock                               25,000

    Interest at 15%                                       46,635

							$109,283

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Note Payable Financial Institution


At June 30, 1997 the Company had a note payable balance of $135,230 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company. At June 30, 1997, the Company was in default of the loan provisions, however, the Company has been maintaining monthly payments of $2,500 US representing current interest charges. A portion of this monthly payment is now being credited to the loan principal and as such the outstanding principal balance reflects the amount which has been paid against outstanding principal during fiscal 1997.

In June the Company had received tentative agreement from Cooper Financial of their willingness to refinance the promissory note. The new payment schedule of the note is based on 57 months at a fixed interest rate of 10 %. A re-financing charge was assessed increasing the principal to $143,000 US at July
1, 1997.

The term of the new promissory note is 24 months, with a balloon payment of

$91,207.97 due June 30, 1999.

The note is shown as a long term liability on the Company balance sheet at June 30, 1997. The Company is current with it's obligation under this new agreement.


Note 12 - Major Customers:

One customer accounted for 51% and 67% of the Company's consolidated revenues for fiscal 1997 and 1996, respectively. Another customer accounted for 44% and 19% of consolidated revenues for these respective periods. The loss of either of these customers would have a detrimental effect on the Company's operating results.

Note 13 - Forward Looking Statements:

This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.