Form 10QSB
period 1997-09-30
TECHNICAL VENTURES INC
filed 1997-11-12
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  September  30, 1997

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1997.

            14,586,341 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of  10 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               SEPTEMBER 30
                                                                   1997
                                                                (UNAUDITED)

CURRENT ASSETS

Cash                                                              $21,620
Accounts Receivable                                               128,480
Inventory  (Note 2)                                                27,742
Other Current Assets
  Advances                                                         40,524
  Deposits                                                         14,811
Total Current Assets                                              233,177

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $527,689                                         208,528

INTANGIBLE ASSETS, net of accumulated amortization of
 $15,728                                                           28,355

                                                                 $470,060

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $139,067
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        79,519
   Other                                                        1,147,534
Loans & advances:
  Private lenders                                                 106,912
  Shareholders                                                     23,530
Accounts payable and accrued expenses                             518,000
   Total Current Liabilities                                    2,014,562

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      332,195

Other                                                              51,152

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,586,341 shares                        145,863

Additional Paid In Capital                                      4,048,994
Deficit                                                        (6,345,784)
Foreign currency translation adjustment                           223,078
      Total Shareholders' deficiency                           (1,927,849)

                                                                 $470,060



See notes to condensed consolidated financial statements.

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                         1997        1996

SALES                                                  $394,926     $340,531

COST OF SALES                                           351,062      316,970


GROSS MARGIN                                             43,864       23,561

GENERAL EXPENSE

  Administration                                         35,617       33,648

  Financial
   -Interest & Other                                     32,894       32,927

  Research & Development                                 27,666       19,567

  Selling                                                17,790       14,574

                                                        113,967      100,716

OTHER INCOME

   R&D Tax Refund                                         3,451

NET LOSS                                               ($66,652)    ($77,155)


NET INCOME [LOSS] PER COMMON SHARE                        $0.00       ($0.01)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,586,341    14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1997           1996

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                                ($66,652)    ($77,155)
Adjustments to reconcile net Income (Loss) to net cash
Provided (Used) by operating activities:
  Depreciation and amortization                            7,990        8,476

Interest Expense Charged To Debt Principal                             10,993

Net Change in non-cash operating assets
    and liabilities                                       73,651       66,066

Net Cash Provided (Used) by operating activities          14,989        8,380

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                       (15,068)

  Net Cash Used By Investing Activities                  (15,068)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                          (7,856)      (3,660)
  Long Term Debt                                           8,899
  Shareholders                                            (5,025)      14,890
  Bank Note                                                3,837        3,857
  Private Lenders                                         (2,258)

Net Cash (Used) Provided by Financing Activities          (2,403)       7,373

EFFECT OF EXCHANGE RATE ON CASH                              330          161

CHANGE IN CASH BALANCE FOR THE PERIOD                     (2,152)      15,914

CASH, BEGINING OF PERIOD                                  23,772        7,552

CASH, END OF PERIOD                                      $21,620      $23,466


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                            1997        1996

PAYMENTS MADE FOR INTEREST                                $3,643      $4,522


NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $38,088     $50,669
  Inventory                                                8,408      36,186
  Other assets                                            (6,122)      1,025
  Accounts Payable and accrued expenses                   33,277     (21,814)

                                                         $73,651     $66,066






See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION :


The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1997.



NOTE  2:  INVENTORY:

Inventory is comprised of the following:



                     September 30,1997

           Raw Materials           $27,742



NOTE 3:  LONG TERM DEBT:

At September 30, 1997 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1997 balance sheet as current liabilities.


NOTE 4: At September 30, 1997 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $143,000 US. At September 30, 1997 the Company was current with the new loan provisions; with a payable balance of $139,007 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

Continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements. Acquisition of property and equipment, necessary to improve production, resulted in an increase in past due balances to vendors. Cash flows resulting from financing activities enabled the Company to remain current on the Dow line of credit and the bank note as well to reduce private lenders and shareholder obligations.

Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. Both the Dow and IOC financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the September 30/97 balance sheet.
Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Negotiations which took place with Dow in regard of the Company reducing it's long term obligation were not successful, however, it was amiably agreed that the Company would seek financing enabling it to pay off the debt as quickly as possible. The Company is proceeding on this basis and is currently in the midst of negotiations to meet not only the Dow obligation but also the IOC obligation. Currently these negotiations are positive with the possibility of achieving the required result. However, there can be no assurance as to the results of the current negotiations.

The Company has submitted a Canadian R&D Tax Claim for fiscal 1996 amounting to $17,490 (Canadian) and received $4,771 (Canadian) during September 1997 representing the Ontario portion of the tax claim. The tax department has notified the Company that the scientific portion of the claim has been accepted as filed and the business filing component is now being reviewed. Additionally a claim for fiscal 1997 of approximately $30,000 (Canadian) will also be submitted. The tax department maintains their position to audit all such claims submitted.

Present financing arrangements are not considered a long-term solution to the Company's financial needs. The Company continues to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future. The Company's current capital structure of an authorized issue of fifteen million common shares is almost complete. Therefore, a change in the capital structure would become necessary to raise additional funds through private or public issuance's in the future.

No significant capital expenditures are anticipated in during the remainder of this fiscal year.


Results of Operations:

Sales revenues for the first three months of fiscal 1997 increased 16% over those for the corresponding period of the previous year with comparative gross margins increasing 4.2%. Both of these increases, due in part to a shift in pricing arrangements with some of the Company's customers, e.g. provision of raw materials or the non- provision of raw materials, when processing the customer's order. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers.

Efforts in the sale of the Company's proprietary products continues. Lucent Technologies, having specified the use of the Company's material for use in their fiber optics, continue to purchase the Company's product.

The Company continues to develop and market the specialty compounding, with this segment representing 90% of revenue during the first three months of fiscal 1998 and continues to pursue several additional contracts of some magnitude. Technical Ventures Inc. through its subsidiary Mortile Industries have concluded, in principal, agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements. This development is the result of two and a half years of joint product development by both parties. In order to meet production demands required by the contract, it is anticipated that the Company's present production facilities will be operating near capacity. Additionally, with further increased production called for in 1998 under the contract, a second dedicated facility, to be located in North Carolina and funded by the customer is expected to be operational by March 1998.

The Company has also completed it's initial evaluation of a by-product from the pulp and paper mill industry which is felt could be used as a low cost filler in plastics. At present this by-product has been land-filled and new E.P.A. rulings in place are banning this practice. We have developed the technology to utilize this by-product at a profit in substantial quantities. The Company has proceeded with filing and has been granted a patent application in this technology.

Gross margins increased 6% in the first quarter of fiscal 1998, when compared with the previous years corresponding quarter; Contributing factors being increased sales revenues with more favourable pricing. With the new specialty compounding business referred to previously and acquisition of equipment providing the more efficient use of production resources. As well, and in that regard, the Company is currently involved with several other corporations which may open additional opportunities in specialty compounding and metal composites.

Administrative expenses increased minimally and interest and other financing costs decreased slightly for the three months ended September 30, 1997, when compared to those for the corresponding period of the previous year.

Relative to the corresponding period for the previous fiscal year, R&D expenses increased due to resources being expended in the pursuit of enhanced and new technology; an effort to assist in obtaining new business. Selling expenses increased, with resources being expended in conjunction with the R&D effort, towards the acquisition of new business. However, the Company continues to take measures to contain all areas of expense.


PART II   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

           (a)    Exhibits - none

           (b)    Reports on Form 8-K

                  During the quarter ended September 30, 1997, the Registrant did not file any reports on Form 8-K.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TECHNICAL VENTURES INC.



Date:  November 12, 1996                    BY: Frank Mortimer
                                                Frank Mortimer, President and
                                                Chief Executive Officer




Date:  November 12, 1996                    BY: Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer