Form 10QSB
period 1997-12-31
TECHNICAL VENTURES INC
filed 1998-03-04
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND

                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December  31, 1997

      [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


                        Commission File Number  33-2775-A


                           TECHNICAL VENTURES INC.
____________________________________________________________________________
_
       (Exact Name of small business issuer as specified in its charter)



         New York
13-3296819
____________________________________________________________________________
_
(State or other jurisdiction of                             (I.R.S Employer
 incorporation of organization)                            identification
No.)


      3411 McNicoll Avenue, Unit 11, Scarborough, Ontario, Canada M1V 2V6
____________________________________________________________________________

             (Address of Principal Executive Offices, Zip Code)


Issuer's Telephone Number, Including Area Code            (416) 299-9280

____________________________________________________________________________
__
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last

                                        Report)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of December 31, 1997.

            14,711,341 shares of common stock,  $.01 par value
____________________________________________________________________________
__

                                                           Page 1 of  12
Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               DECEMBER 31,
                                                                   1997
                                                                (UNAUDITED)

CURRENT ASSETS

Cash                                                              $10,120
Accounts Receivable                                               139,365
Inventory  (Note 2)                                                42,952
Advances                                                           39,128
Other Current Assets                                               14,571
Total Current Assets                                              245,776

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $508,128                                         191,490

INTANGIBLE ASSETS, net of accumulated amortization of
 $15,804                                                           26,760

                                                                 $464,026

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $133,044
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        78,859
   Other                                                        1,114,221
Loans & advances:
  Private lenders                                                 127,211
  Shareholders                                                     22,719
Accounts payable and accrued expenses                             531,623
   Total Current Liabilities                                    2,007,677

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      310,735


Other                                                              58,862

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,711,341 shares                        147,113

Additional Paid In Capital                                      4,056,744
Deficit                                                        (6,396,257)
Foreign currency translation adjustment                           279,152
      Total Shareholders' deficiency                           (1,913,248)

                                                                 $464,026



See notes to condensed consolidated financial statements.

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        1997        1996

SALES                                                  $671,949    $669,176

COST OF SALES                                           578,839     601,169


GROSS MARGIN                                             93,110      68,007

GENERAL EXPENSE

  Administration                                         66,575      69,712

  Financial
   -Interest & Other                                     63,247      62,054

  Research & Development                                 57,529      36,131

  Selling                                                36,884      26,561

                                                        224,235     194,458

LOSS BEFORE INCOME TAX RECOVERY                        (131,125)
(126,451)

OTHER INCOME

   IncomeTax Refund                                      14,000

NET LOSS                                              ($117,125)
($126,451)


NET INCOME [LOSS] PER COMMON SHARE                       ($0.01)
($0.01)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,711,341  14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                         1997        1996

SALES                                                  $277,024    $328,645

COST OF SALES                                           227,777     284,199


GROSS MARGIN                                             49,247      44,446

GENERAL EXPENSE

  Administration                                         30,958      36,063
  Financial
   -Interest & Other                                     30,353      29,126

  Research & Development                                 29,863      16,565

  Selling                                                19,094      11,987

                                                        110,268      93,741

LOSS BEFORE INCOME TAX RECOVERY                         (61,021)
(49,296)


OTHER INCOME

  Income Tax Refund                                      10,548


NET LOSS                                               ($50,473)
($49,296)


NET LOSS PER COMMON SHARE                                ($0.00)
($0.00)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            14,711,341
14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                          1997         1996

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                               ($117,125)
($126,451)

Issue of Stock For Services                                8,999

Adjustments to reconcile net Income (Loss) to net cash
Provided (Used) by operating activities:
  Depreciation and amortization                            6,959
17,052

Interest Expense Charged To Debt Principal
11,545

Net Change in non-cash operating assets
    and liabilities                                       68,993
102,255

Net Cash Used By Operating Activities                    (32,174)
4,401


CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                        (3,322)
(2,606)

  Net Cash Used By Investing Activities                   (3,322)
(2,606)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                         (11,429)
(14,755)
  Long Term Debt                                          30,221
  Shareholders                                           (14,865)
14,377
  Bank Note                                               (2,186)
(5,152)
  Private Lenders                                         20,080)

Net Cash (Used) Provided by Financing Activities          21,821
(5,530)

EFFECT OF EXCHANGE RATE ON CASH                               23
1,054

CHANGE IN CASH BALANCE FOR THE PERIOD                    (13,652)
(2,681)

CASH, BEGINING OF PERIOD                                  23,772
7,552

CASH, END OF PERIOD                                      $10,120
$4,871


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                           1997        1996

PAYMENTS MADE FOR INTEREST                                $8,807
$8,663


NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $21,463
$16,489
  Inventory                                               (7,688)
16,489
  Other assets                                            (6,182)
(1,851)
  Accounts Payable and accrued expenses                   61,400
(71,568)

                                                         $68,993
$102,255






See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION :


The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended
December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1997.



NOTE  2:  INVENTORY:

Inventory is comprised of the following:



                     December 31,1997

           Raw Materials           $42,592



NOTE 3:  LONG TERM DEBT:

At December 31, 1997 the Company was in default on it's notes payable to Dow and IOC and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the December 31, 1997 balance sheet as current liabilities.


NOTE 4: At December 31, 1997 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $143,000 US. At December 31, 1997 the Company was current with the new loan provisions; with a payable balance of $133,044 US.
The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

Continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements. Acquisition of property and equipment, necessary to improve production, resulted in an increase in past due balances to vendors. Cash flows resulting from private lenders and shareholders, enabled the Company to remain current on the Dow line of credit and the bank note.


Three of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s].  Both the Dow and IOC financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the December 31/97 balance sheet. Neither principal has notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Negotiations which took place with Dow in regard of the Company reducing it's long term obligation were not successful, however, it was amiably agreed that the Company would seek financing enabling it to pay off the debt as quickly as possible. The Company is proceeding on this basis and is currently in the midst of negotiations to meet not only the Dow obligation but also the IOC obligation. Currently these negotiations are positive with the possibility of achieving the required result.  However, there can be no assurance as to the results of the current negotiations.

The Company received $4,771 (Canadian) during September 1997 representing the Ontario portion of the 1996 R&D tax claim. A further $14,910 (Canadian) was received during the 2nd fiscal quarter of the current financial year. Additonally a claim for fiscal 1997 of approximately $30,000 (Canadian) will be submitted. The tax department maintains their position to audit all such claims submitted.

Present financing arrangements are not considered a long-term solution to the
Company's financial needs. The Company continues to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interests of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future. The Company's current capital structure of an authorized issue of fifteen million common shares is almost complete. Therefore, a change in the capital structure would become necessary to raise additional funds through private or public issuance's in the future.

No significant capital expenditures are anticipated in during the remainder of this fiscal year.


Results of Operations:

Sales revenues for the first six months of fiscal 1998 increased marginally over those for the corresponding period of the previous year with comparative gross margins increasing 4%, this increase due in part to a shift in pricing arrangements with some of the Company's customers, e.g. provision of raw materials or the non- provision of raw materials, when processing the customer's order. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers.

Efforts in the sale of the Company's proprietary products continues. Lucent

Technologies, having specified the use of the Company's material for use in their fiber optics, continue to purchase the Company's product.

The Company continues to develop and market the specialty compounding, with this segment representing 95% of revenue during the first six months of fiscal 1998 and continues to pursue several additional contracts of some magnitude. Technical Ventures Inc. through its subsidiary Mortile Industries have concluded, in principal, agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements.
This development is the result of two and a half years of joint product development by both parties. In order to meet production demands required by the contract, it is anticipated that the Company's present production facilities will be operating near capacity. Additionally, with further increased production called for in 1998 under the contract, a second dedicated facility, to be located in North Carolina and funded by the customer is expected to be operational in late calender year 1998.

The Company has also completed it's initial evaluation of a by-product from the pulp and paper mill industry which is felt could be used as a low cost filler in plastics. At present this by-product has been land-filled and new
E.P.A. rulings in place are banning this practice. We have developed the technology to utilize this by-product at a profit in substantial quantities.
The Company has proceeded with filing and has been granted a patent application in Canada on this technology.

Gross margins increased 4% during the first two quarters of fiscal 1998, when compared with the previous years corresponding quarter; Contributing factors being increased sales revenues with more favourable pricing. With the new specialty compounding business referred to previously and acquisition of equipment providing the more efficient use of production resources. As well, and in that regard, the Company is currently involved with several other corporations which may open additional opportunities in specialty compounding and metal composites.

Administrative expenses decreased minimally and interest and other financing costs increased slightly for the six months ended December 31, 1997, when compared to those for the corresponding period of the previous year.

Relative to the corresponding period for the previous fiscal year, R&D expenses increased due to resources being expended in the pursuit of enhanced and new technology; an effort to assist in obtaining new business. Selling expenses increased, with resources being expended in conjunction with the R&D effort, towards the acquisition of new business. However, the Company still continues to take measures to contain all areas of expense.

Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

PART II   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

           (a)    Exhibits - none

           (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1997, the Registrant did not file any reports on Form 8-K.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TECHNICAL VENTURES INC.



Date:  February 14, 1996                    BY: Frank Mortimer
                                                Frank Mortimer, President
and
                                                Chief Executive Officer




Date:  February 14, 1996                    BY: Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer