Form 10QSB
period 1998-03-31
TECHNICAL VENTURES INC
filed 1998-05-14
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1998

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 1998.

            14,711,341 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of  13 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                                 MARCH 31,
                                                                   1998
                                                                (UNAUDITED)

CURRENT ASSETS

Cash                                                              $11,830
Accounts Receivable                                                43,458
Inventory  (Note 2)                                                37,360
Advances                                                           39,422
Other Current Assets                                               10,098
Total Current Assets                                              142,168

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $519,281                                         185,591

INTANGIBLE ASSETS, net of accumulated amortization of
 $16,544                                                           26,340

                                                                 $354,099

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $126,869
Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        78,275
   Other                                                        1,129,787
Loans & advances:
  Private lenders                                                 131,878
  Shareholders                                                     22,890
Accounts payable and accrued expenses                             479,256
   Total Current Liabilities                                    1,968,955

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      347,593

Other                                                              59,304

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 15,000,000 shares authorized:
 Issued and outstanding, 14,711,341 shares                        147,113

Additional Paid In Capital                                      4,056,744
Deficit                                                        (6,490,005)
Foreign currency translation adjustment                           264,395
      Total Shareholders' deficiency                           (2,021,752)

                                                                 $354,099



See notes to condensed consolidated financial statements.

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                             MARCH 31,
                                                        1998        1997

SALES                                                 $844,363    $936,856

COST OF SALES                                          794,444     855,089


GROSS MARGIN                                            94,919      81,767

GENERAL EXPENSE

  Administration                                       103,487     103,320

  Financial
   -Interest & Other                                    86,036      90,108

  Research & Development                                77,172      57,042

  Selling                                               58,580      41,740

  Gain From Disposal                                    (3,486)

                                                       319,791     292,210

LOSS BEFORE INCOME TAX RECOVERY                       (224,872)   (210,443)

OTHER INCOME

   IncomeTax Refund                                      14,000

NET LOSS                                              ($210,872)  ($210,443)


NET INCOME [LOSS] PER COMMON SHARE                       ($0.01)     ($0.01)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,711,341  14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1998        1997

SALES                                                  $172,413    $267,680

COST OF SALES                                           170,604     253,920


GROSS MARGIN                                              1,809      13,760


GENERAL EXPENSE

  Administration                                         33,426      33,608
  Financial
   -Interest & Other                                     22,789      28,055

  Research & Development                                 19,644      20,910

  Selling                                                19,696      15,179



                                                         95,556      97,752



NET LOSS                                               ($93,747)   ($83,992)


NET LOSS PER COMMON SHARE                                ($0.01)     ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            14,711,341  14,586,341


See notes to condensed consolidated financial statements.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                          1998        1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                              ($210,872)  ($210,443)


Adjustments to reconcile net Income (Loss) to net cash
Provided (Used) by operating activities:

  Depreciation and amortization                          14,969      25,302


Issue of Stock For Services                               8,999

Net Change in non-cash operating assets
    and liabilities                                     120,720     140,145


Net Cash Used By Operating Activities                   (66,184)    (44,996)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                       (3,346)     (2,579)

  Net Cash Used By Investing Activities                  (3,346)     (2,579)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                         (11,514)   (22,091)
  Long Term Debt                                          36,469     21,004
  Shareholders                                            19,548     13,848
  Bank Note                                               (8,361)    (5,152)
  Private Lenders                                         24,318     36,635

Net Cash (Used) Provided by Financing Activities          60,459     44,244

EFFECT OF EXCHANGE RATE ON CASH                           (2,871)     2,436

CHANGE IN CASH BALANCE FOR THE PERIOD                    (11,942)      (895)

CASH, BEGINING OF PERIOD                                  23,772      7,552

CASH, END OF PERIOD                                      $11,830     $6,657


See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                MARCH 31,
                                                           1998        1997

PAYMENTS MADE FOR INTEREST                               $12,063     $12,460






NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                   $118,578     $50,427
  Inventory                                               (2,194)     19,188
  Other assets                                            (1,646)     (5,756)
  Accounts Payable and accrued expenses                    5,982     (76,286)

                                                        $120,720    $140,145






See notes to condensed consolidated financial statements.

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION :


        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1997.



NOTE  2:  INVENTORY:

          Inventory is comprised of the following:



                             March 31,1998

          Raw Materials            $36,360



NOTE 3:  LONG TERM DEBT:

         At March 31, 1998 the Company was in default on it's notes payable to IOC and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 1998 balance sheet as current liabilities.


NOTE 4: At March 31, 1998 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $143,000 US.
         At March 31, 1998 the Company was current with the new loan provisions; with a payable balance of $133,044 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

Continued operating losses and significant monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements. Acquisition of property and equipment, necessary to improve production, resulted in an increase in past due balances to vendors. Cash flows resulting from private lenders and shareholders, enabled the Company to remain current on the bank note and maintain payments on past due balances to vendors.

Two of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. I.O.C. financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the March 31/98 balance sheet. I.O.C. has not notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals.

Continued negotiations which took place with Dow in regard of the Company reducing it's long term obligation were successful. A "Letter of Understanding" was concluded with Dow Chemical Canada Inc. and The Dow Chemical Company ("Dow"), as the case may be, in the matter of resolving the outstanding Term Debt and earned interest owed by the Company's subsidiary Mortile Industries Ltd. ("Mortile") to Dow Chemical Canada Inc. Detailed terms will be covered in a binding settlement agreement now being prepared. Dow will execute and deliver an Acknowledgement and Release, satisfying the Term Debt; releasing Mortile from its obligations in aggregate of the debt and related accrued interest, in the amount of $1.052 Million Canadian.
As well, guarantees made by both Technical Ventures Inc. and a shareholder of the Company will be released.

In exchange the Company has agreed that Mortile will transfer to Dow, title and ownership in it's existing intellectual property rights (including all know-how, patents and patent applications) which relate to halogen free, flame retardant thermoplastic composition technology and smelt filler technology (the technology). These intellectual property rights have a financial statement carrying value of $36,398 (Canadian).

The fiscal effects of this agreement have not been reflected in the financial statements for the quarter ending March 31, 1998. However, the final documentation is expected to be completed during the Company's fiscal fourth quarter and the results reflected in the financial statements for the financial year ending June 30, 1998.

The Company received $4,771 (Canadian) during September 1997 representing the Ontario portion of the 1996 R&D tax claim. A further $14,910 (Canadian) was received during the 2nd fiscal quarter of the current financial year. Additionally a claim for fiscal 1997 of approximately $34,000 (Canadian) has been submitted. The federal tax department is currently auditing this claim.

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

No significant capital expenditures are anticipated during the remainder of this fiscal year.

Results of Operations:

Sales revenues for the first nine months of fiscal 1998 decreased 10% compared to those for the corresponding period of the previous year, with the major decrease taking place in the comparative third quarter. This decline due in part in the lack of product requirement by the company's new contractual compounding customer from France and a post holiday period decline of business in general. However, comparative gross margins have improved substantially. This increase, due in part to a shift in pricing arrangements with some of the Company's customers, e.g. provision of raw materials or the non-provision of raw materials, when processing the customer's order. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers. The Company is endeavouring to reach this goal by September 1998, however, there can be no guarantee in achieving this target date.

Efforts in the sale of the thermoplastic products continues. Incorporated in the "Letter of Understanding" reached with Dow, the Company will be provided with a non-exclusive, non transferable, royalty free world-wide license for use of the technology; with Dow having access on at least a non-exclusive basis to improvements which the Company may make in the exercise of this license.

The Company continues to develop and market the specialty compounding, with this segment representing 95 % of revenue during the first nine months of fiscal 1998 and continues to pursue additional contracts. Technical Ventures Inc. through its subsidiary Mortile Industries have concluded, in principal, agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements. This development is the result of two and a half years of joint product development by both parties. In order to meet indicated production demands of the contract, it is anticipated that the Company's present production facilities will be operating near capacity. Additionally, with further increased production called for in 1998 under the contract, a second dedicated facility, to be located in North Carolina and funded by the customer is expected to be operational during fiscal year 1999. The Company has also completed it's initial evaluation of a by-product from the pulp and paper mill industry which is felt could be used as a low cost filler in plastics. At present this by-product has been land-filled and new E.P.A. rulings in place are banning this practice. The Company has developed the technology to utilize this by-product, at a profit, in substantial quantities. Several potential and major clients have been sampled the product with extremely positive response and results. Based on customer feedback the prognosis for this new product in the market place is very good and may represent substantial sales revenues in the very near future, however, there can be no guarantee as to these results.

Gross margins increased substantially during the first months of fiscal 1998, when compared with the previous years corresponding period; Contributing factors being increased sales revenues with more favourable pricing, the new specialty compounding business referred to previously and acquisition of equipment providing the more efficient use of production resources.

As well, and in that regard, the Company is currently involved with several other corporations which may open additional opportunities in specialty compounding. Metal composites, used in the munitions market, have become active again with 10,000 KGs of material scheduled for production during late April. Indications are that this customer has begun to make long awaited sales and the Company has been advised by this customer that they anticipate increased sales very soon.

Administrative expenses remained static for the nine month period ending March 31, 1998, with interest and other financing costs decreasing slightly for the same, when compared to those for the corresponding period of the previous year. With the Dow "Letter of Understanding" these financial cost will decline substantially as interest due on the debt will no longer be charged and expensed.

Relative to the corresponding period for the previous fiscal year, R&D expenses increased due to resources being expended in the pursuit of enhanced and new technology; an effort to assist in obtaining new business. Selling expenses increased substantially, with resources being expended in conjunction with the R&D effort, towards the acquisition of new business. However, the Company continues to take measures to contain all areas of expense.





Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

PART II   OTHER INFORMATION





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



          (a)    Exhibits - none


          (b)    Reports on Form 8-K

                 During the quarter ended March 31, 1998, the Registrant filed two reports on Form 8-K.

                 On March 20th, 1998 pertaining to changes in the Company's Certifying Accountant.

                 On March 26th, 1998 pertaining to the Company having reached an agreement documented in a "Letter of Understanding" with Dow Chemical Canada Inc. and The Dow Chemical Company, as the case may be, in the matter of resolving a term debt owed Dow Chemical Canada Inc. and certain technology rights of the Company. Additionally to advise of pending finalization of the two year required audit.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TECHNICAL VENTURES INC.



Date:  May 14, 1998                         BY: Frank Mortimer
                                                Frank Mortimer, President and
                                                Chief Executive Officer




Date:  May 14, 1998                         BY: Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer