Form 10KSB/A
period 1997-06-30
TECHNICAL VENTURES INC
filed 1998-05-27
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB A

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

                              FORM 10-KSB A
		    Fiscal Year Ended June 30, 1997

ITEM                      Table of Contents                         PAGE




                               PART IV



Item 13.   Exhibits, Financial Statement Schedules and            F1 - F17
           Reports on Form 8K


           Signatures                                                20












                                      -2-

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

  Statement of Operations:
    Years ended June 30, 1997 and 1996                        F-4

  Statement of Changes in Shareholders' Deficiency:
    Years ended June 30, 1997 and 1996                        F-5

  Statement of Cash Flows:
    Years ended June 30, 1997 and 1996                     F-6 & F-7


Notes to Consolidated Financial Statements                 F-8 - F-17

Schwartz Levitsky Feldman
Chartered Accountants





                           REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stocholders of Technical Ventures Inc.


We have audited the acompanying consolidated balance sheets of Technical Ventures Inc. as of June 30, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles in the United States of America.




Toronto, Ontario                   Schwartz Levitsky Feldman
                                   Chartered Accountants

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS

								  June 30
                                                                    1997
                                   ASSETS                         Audited

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

								   $505,776



See notes to consolidated financial statements.
Information with respect to the June 30, 1997 Balance Sheet is audited

		    TECHNICAL VENTURES INC.   AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
			      (UNAUDITED)

                                                        Year Ended June30,
                                                        1997         1996
                                                      Audited       Audited

NET SALES                                            $1,414,062    $1,504,339

COST OF SALES                                         1,229,902     1,273,337

GROSS MARGIN                                            184,160       231,002


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Administration                                        137,373       145,899

  Financial
    Interest & Other                                    119,456       136,080

  Research & Development                                 82,225        62,523

  Selling                                                61,949        53,776

							401,003       398,278

LOSS BEFORE INCOME TAX RECOVERY                        (216,843)     (167,275)

INCOME TAX RECOVERY                                      20,521        40,139

NET LOSS                                              ($196,322)    ($127,137)



NET LOSS PER COMMON SHARE                                ($0.01)       ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          14,586,341      14,586,341



Information with respect to the June 30, 1997 AND 1996 Statement of Operations, is audited

See notes to consolidated financial statements.


		    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                              AUDITED

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

Information with respect to the June 30, 1997 and 1996 financial statements are audited




		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS

							 Year Ended June 30,
							  1997        1996
                                                          Audited    Audited

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



Information with respect to the June 30, 1997 and 1996 financial statements is audited.


See notes to condensed consolidated financial statements.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		     SUPPLEMENTARY CASH FLOW INFORMATION


							Year Ended June 30,
                                                        1997         1996
                                                        Audited    Audited


Non-Cash Financing and Investing Activities:

  Liabilities re-classified as long term debt (Note 11)

    Dow Credit Line                                                  $65,997

  Accrued Interest:
    Dow Credit Line                                                   25,256

							     $0      $91,253



Payments made during the year for interest              $19,751       $5,298





Net change in non-cash operating assets and liabilities:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

    Accounts Receivable                                ($57,025)     ($1,298)
    Inventory                                            34,940        1,526
    Other assets                                         (6,813)      (5,741)
    Accounts Payable and accrued expenses               135,968     (112,618)

						       $107,070    ($118,131)
													$107,070    ($118,131)




Information with respect to the June 30, 1997 and 1996 financial statements is audited.


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




					      TECHNICAL VENTURES INC.



Dated:  May  27, 1998                   By:   Frank Mortimer
					      Frank Mortimer, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  May 27, 1998                    By:   Frank Mortimer
					      Frank Mortimer, President,
					      Principal Executive Officer and
					      Director

Dated:  May 27, 1998                    By:   Bryan Carter
                                              Bryan Carter, Vice President
					      Director

Dated:  May 27, 1998                    By:   Larry Leverton
					      Larry Leverton, Secretary
					      Treasurer and Principal
					      Accounting Officer and Director