Form 10KSB
period 1998-06-30
TECHNICAL VENTURES INC
filed 1998-10-13
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

				FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

State Issuer's revenues for its most recent fiscal year,  $1,185,091

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 1998 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $2,678,558.

The number of shares outstanding of the Registrant's common stock, as of June 30, 1998 is 14,711,341.

Exhibit index is located on page 16 of this Annual Report on Form 10-KSB.

			      FORM 10-KSB
                    Fiscal Year Ended June 30, 1998

ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-6

Item 2.   Properties                                                 6

Item 3.   Legal Proceedings                                          6

Item 4.   Submission of Matters to a Vote of Security Holders        7




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       8

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                     9-12

Item 7.   Financial Statements and Supplementary Data                12

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       12


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         13

Item 10.  Executive Compensation                                     14

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             15

Item 12.  Certain Relationships and Related Transactions             15


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                16

          Signatures                                                 17

Item 1. Business

Introduction:

Technical Ventures Inc. (the Company) is a New York corporation formed on
June 14, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective of the Company was to search for a business which in the opinion of its management, demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, the Company acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation.
The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 1998 the Company currently has twelve full time employees, all being employees of Mortile.

The Company's efforts have been concentrated in the development of proprietary thermoplastic compounds, composite compounds which combine plastic with other granulated materials and specialty compounding in which the Company compounds and pelletizes proprietary formulations of the customer. Prior to April 1992, the Company had been considered to be in its development stage.

Since inception, the Company has expended $3,005,100 US in the development of it's products, including $94,874 during fiscal 1998, $76,400 during fiscal 1997 and $53,000 in 1996.

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

Development of this material has been a lengthy project. Massive amounts of stringent tests have been required, with the results being most promising. Management believes the market potential of the products developed as a result of these efforts will justify the time and costs. In June 1998 the Company reached agreement with Dow Chemical Canada and Dow Chemical to transfer HFFR/TPO and smelt filler technology to Dow in exchange for a debt owed by the Company to Dow. However, the Company has been given the right by Dow, to continue to enhance, manufacture and market the technology, royalty free.


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

Practical and technological expertise gained from use of the compounding and mixing machinery purchased in 1989 and laboratory facilities which have been put in place has allowed the Company to successfully secure major customers in this market. A relative component of this service is what as known as masterbatches. This the predispersion of powders which are to be mixed with resins in the final stages of manufacture. The predispersed powders will be added to the resins at the extruder or moulders. Through its efforts in this field the Company has qualified to be appointed the compounders with three(3) major customers. Typical masterbatches are: foaming agents, sulphur, zinc oxide, flame retardants, curing agents, processing aids, antioxidant stablizers and slip and anti block agents.


      Revenues and a percentage of Consolidated Contract Revenues [CND]
        CUSTOMER                 1998             1997            1996

Endex Polymer Additives     $312,576 - 18 %  $535,635 - 44 %  $258,836 - 19 %
Shaw Industries             $698,583 - 41 %  $622,097 - 51 %  $927,392 - 67 %
MLPC International          $277,980 - 16 %


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

New Product

During the fourth quarter of fiscal 1998 the Company commenced supplying samples of its new product "MORFOAM"; a chemical foaming agent, pigment extender and nucleating agent which reacts with process temperatures to produce a fine cell structure in extrusion molded parts. The product technology combines chemical foaming and a nucleating agent in to one easy to use masterbatch concentrate. The inherent fine particle size in the product acts as a nucleating agent to form fine cell structures in the polymer. This provides for improved surface finishes physical properties, and sink mark elimination, lower part weight and shorter cycle times.

Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered in to various polymers. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.

The product was developed for use in the following applications:

	* Injection Molding
	* Structural Foam Molding
	* Blow Molding
	* Extrusion (film, sheet, profiles)

Preliminary testing in the market has brought most favourable results.


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

Competition

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon represent the most widely recognized competition with our polymer technology; all are substantially larger than the Company in terms of financial, marketing and research and development resources. However, Dow Chemical has licensed our technology and Lucent Technologies after a five year program rate our product quality at 100%, based on their internal rating procedures. The application of our polymer technology in wallboard is still the only plastic in its field to pass certain fire codes, in various jurisdictions, for high rise buildings and in other applications where the product is being tested, we were advised by customers that the Company's technology out performs the competition.

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

Compounding, Specialty (Contract); in this market the Company has three distinct advantages, equipment, personnel and size. The equipment was selected to affect good dispersion in the proprietary polymer technology and\ composite technology. The Company's personnel and associations with consulting scientists and chemist enables it to work closely and co-operatively with customers to meet their needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost effective and timely manner. The Company directs efforts to "niche" markets where the following criterion is essential: fast turn around of small orders, equipment designed for ease of cleaning at minimum downtime and wastage, air cooled die heads for moisture sensitive materials, excellent dispersion of powders into the resins and nitrogen blankets for cooling in high humidity.

Backlog Information:

At June 30, 1998 the Company had a backlog of orders totalling $114,617 US.


Item 2.  Properties

The Company had leased 8,500 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. In July 1997 the Company increased its space to 17,300 square feet with a total monthly base rent of $6,397 (Canadian) exclusive of real estate tax escalations. The current leases expires on March 31, 1999 and June 30, 1999 respectively.
This requirement was necessitated by the Company having been successful in acquiring the Specialty Compounding work for a French company and their need of a major portion of this increased space for the storage of raw materials required for their production orders.


Item  3.  Legal Proceedings

There are presently no pending legal proceedings to which the registrant or its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders



On June 10, 1998, the Company's Board of Directors unanimously authorized an amendment to the Company's Certificate of Incorporation (i) increasing the number of authorized shares of Common Stock from 15 million to 50 million shares; (ii) permitting any action which might be taken at a meeting of stockholders to be adopted by written consent of stockholders holding such number of shares of Common Stock as would be required to pass the proposal at a meeting of stockholders; and (iii) prescribing a majority vote of outstanding shares for the adoption or approval of a plan of merger or consolidation, the sale,lease,exchange or other disposition of all or substantially all of the assets of the Company, or a plan of binding shares exchanges.



The amendment was subsequently approved by a majority (67%) of the outstanding stock entitled to vote thereon at a special meeting of the Company's holders held on July 22,1998. At the meeting, a majority of the shareholders also ratified the selection of Schwartz Levitsky Feldman, Chartered Accountants, as the Company's independent accountants for the fiscal year ended June 30, 1998.


For a complete description of the foregoing transaction, reference is hereby made to the Company's Information Statement pursuant to Section 14 of the Securities Exchange Act of 1934 and Regulation 14C and Schedule 14C promulgated thereunder, as filed with the Securities and Exchange Commission on June 18, 1998.

PART II

Item  5. Market for Registrant's Common Equity and Related Stockholders Matters


Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau Incorporated, a registered securities association:


               Quarter                  Low            High

              Sept. 1996              $0.070          $0.125
              Dec. 1996                0.045           0.070
              Mar. 1997                0.060           0.070
              June 1997                0.165           0.210
              Sept. 1997               0.200           0.230
              Dec. 1997                0.250           0.280
              Mar. 1998                0.150           0.190
              June 1998                0.300           0.380


These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.


Holders:

As of June 30, 1998, there were approximately 972 shareholders of record.


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

During the year ended June 30, 1998, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax refund and debt financing. The Comany has reduced a portion of past due balances due to vendors and creditors. However, continued operating losses and monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.

Two of the Company's long term debt financing arrangements are currently in arrears, however, the debtors have verbally agreed to allow a moratorium on principal repayments until the Company is in a financial position to make
payment(s) or alternate arrangements can be completed.   The aggregate amount
of principal payments currently in arrears and outstanding, $376,296 [US]. Negotiations are currently taking place to eliminate one debt agreement and related accrued interest in the aggregate amount of $580,854 [Canadian], in exchange the debtor will receive an equity position in the Company. There can be no assurances that the Company will be successful in this endeavour, however, the debtor has indicated it's willingness to negotiate an equitable settlement.

In June the Company finalized a transfer of technology in exchange for debt agreement with Dow Chemical Canada Inc. and The Dow Chemical Company ("Dow"), as the case may be. The Company transferred to Dow, title and ownership in it's existing intellectual property rights (including all know-how, patents and patent applications) which relate to halogen free, flame retardent thermoplastic composition technology and smelt filler technology
(the technology).

Dow will provide the Company with a non-exclusive, non transferable, royalty free world-wide license for use of the technology, with Dow having access on at least a non-exclusive basis to improvements the Company may make in the exercise of this license.

Dow in turn has released Mortile from its relative obligations under the Term Debt and related accrued interest, as well as guarantees made by both Technical Ventures Inc. and a shareholder of the Company. The result of this transfer to Dow, the Company realized a net gain of $1,016,738 [Canadian], which is reflected in the financial statements of June 30, 1998.

A Canadian tax refund for the year 1996 was received during fiscal 1998 in the amount of $19,680 (Canadian). The Company had also submitted a claim for fiscal 1997 amounting to approximately $34,000 (Canadian) for which it had received notice of assessment informing and confirming a $26,000 (Canadian) refund, which was recognized in the fiscal year ending
June 30,1998. It is expected that an additional provincial refund of approximately $8,000. (Canadian) relative to the Company's 1997 tax filing will be received during the first financial quarter of fiscal 1999. Additionally, a claim for fiscal 1998 of approximately $35,000 (Canadian) will be filed. The tax department has notified the Company of their intent to audit all such claims submitted.

Management does not consider these sources of funds (assuming the above refund claims are accepted) to be a long-term solution to the Company's financial needs and efforts are being made to complement these funds with additional financing. However, the financial condition of the Company has hindered management in their pursuit of acceptable financing arangements.

The Company continues to explore all opportunities with major investment banking providers in respect of financial requirements.

If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public equity issuance's in the future.

In late July, by amendment to its Certificate of Incorporation, the Company's capital structure was modified to increase the number of authorized common shares from fifteen million to fifty million.



Based on projections provided by existing customers, management expects increases in sales during fiscal 1998.

Flame Retardant Products

Lucent Technologies have specified the material for use in their fiber optic product. Sales levels for the Company's product could be substantial, if Lucent Technologies and several clients based in the US., Europe and Canada meet their forecasts. Sales for this product during fiscal 1998 where less than $20,000.

Composite Technology

A contract signed with a training munitions manufacturer was renewed for an additional year through December 31, 1998 and remains in force; Sales during fiscal 1998 amounted to $13,433 and additional orders. Management has recently been advised by this manufacturer of successful bids for a contracts in the US, the residual effect on the Company has not been indicated by the customer and the Company retains some optimism. The fishing sinkers were well received, but there has been some delay in the implementation of legislation giving rise to a complete ban on lead. However, there are indications that public pressure to ban the use of lead is on the rise again. There are several projects within the realm of the metal technology that are currently being assessed and which could represent major sources of revenue, should they come to fruition. One such project is the supply of a composition to be used in the production of a metal filled laminated sheet. The laminated sheet is being considered in the manufacture of visual display boards, which, by applying the metal technology would allow the use of magnetized items on the surface of the display. Other potential markets are: light weight x-ray blankets, self lubricating bearings and bushings, the toy industry and any lead replacement industry.

Specialty (Contract) Compounding

During 1998 total contract compounding revenues were $1.2 Million, representing 98 % of revenues. Quotes on further contract work continue to be submitted and the Company has been actively looking for suitable applications.

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

The Company has qualified to be appointed the compounder with three(3) major customers and expects substantial orders over a long period. Typical masterbatches are: foaming agents, sulphur, zinc oxide, flame retardants, curing agents, processing aids, antioxidant stabilizers and slip and anti block agents. The signing of a 3-year contract with a French company was completed and manufacturing commenced in early March 98, the result of 2 years of combined R&D to manufacture master batch products for the rubber industry. This opportunity should expand rapidly in sales and will require additional manufacturing facilities in North Carolina.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.




Results of Operations - Comparison of Fiscal 1998 To Fiscal 1997:

For the fiscal year ending June 30,1998, the Company had gross sales of $1.2 million, of which $1.1 million was generated from specialty [contract] compounding work.

Gross margins as a percentage of net sales increased to 17 % from 13 % for the year ended June 30,1997. This increase was due in part as the result of a shift in pricing arrangements with some of the Company's customers, e.g. non provision or provision of raw materials when processing the customer's orders. The Company is pursuing an ISO 9000 rating which has become an important requirement, necessary to secure new customers and maintain existing customers. The Company is endeavouring to reach this goal by September 1998, however, there can be no guarantee in achieving this target date.

Financial and Interest Expense decreased $12,655 in fiscal 1998. Decreases in the average outstanding indebtedness was the primary contributing factor, however, less favorable foreign currency exchange positions somewhat diluted the effect of decreased average indebtedness.

Administrative expense increased slightly during fiscal 1998 relative to the quest for financing. R&D and selling expenses increased $12,649 and $9,841 respectively in fiscal 1998 as the Company pursued development of technology related to its new product "Morfoam" and endeavours in introducing the product to the market place.

Revenues for fiscal 1998 decreased 16% over the preceding year, however, gross margins increased due in part to a shift in pricing arrangements with customers. Sales were significantly below anticipated levels, in particular, sales of proprietary products. Furthermore, while the Company's materials have been accepted by its customers for use in their manufacturing, acceptance of the finished products by the end users continue to be slow.

This had an adverse effect on demand for the Company's materials during the fiscal year.

Projections for the current year anticipate a major growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technolgoy. However, there can be no assurance in this regard.

During fiscal 1998 sales to several newer customers of specialty compounding materials were lower than levels which they had expected and had indicated to Company management. Additionally, customers anticipated significant increases in sales of munitions products, manufactured using a composite of metal and plastic materials, manufactured by the Company as a substitute for lead. Customer projections had anticipated legislation banning lead, which did not take place. The customers have indicated their optimism that future growth in this market is imminent, but there can be no assurance in this regard.

The sales launch of a new product for the rubber and plastic industry commenced in early June 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe.

The Company enters its fiscal year with some confidence, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products at satisfactory selling prices, thereby enabling the Company to grow and meet the anticipated demand for its products, although there can be no assurance of this.


Forward Looking Statements:

This Form 10 KSB contains forward looking statements within the meaning of
Section 27A of the Securities Exchange Act Of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


Item 7.  Financial Statements and Supplementary Data


See Part IV, item 13 for Index to Consolidated Financial Statements and Schedules.


Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures

None

PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and officers of the Company at June 30, 1998 are as follows:

          Name                      Age             Position with Company

Frank Mortimer                       59              Director, President

Bryan Carter                         77              Director, Vice President

Larry Leverton                       59              Director, Secretary
                                                     Treasurer


Frank Mortimer has been President and a Director of the Company since
April 1986. He is also President of Fam Tile Restoration Services Ltd.("FAM"), a company specializing in the restoration of acoustical ceilings. Fam is a wholly owned subsidiary of the Company. From 1967 to 1982 Mr. Mortimer managed several export companies in South Africa. Mr. Mortimer is an associate member of the Institute of Materials Handling (London UK).




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

Item 10 Executive  Compensation


Frank Mortimer, the Company's Principal Executive Officer, received salary of $63,450, $66,000 and $66,000, for the years ended June 30, 1998, 1997 and
1996, respectively. These amounts constituted Mr. Mortimer's sole compensations from the Company. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of the Company receivd a total salary and bonus in exces of $100,000 during any of the three year period ended June 30, 1998.




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






Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, management believes that during the year ended June 30, 1998. all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.

Item 11 Security Ownership of Certain Beneficial Owners and Management



The following table indicates the name of each person who is known by the Company to be a beneficial owner of more than five-percent of its common stock as of June 30, 1998, the ownership of those persons on such date, and the stock ownership of all officers and directors of the Company as a group. The address of all persons listed is in care of the Company.



                             Number of Shares
Name of                        Beneficially                  Percent of
Beneficial Owner                Owned (1)                   Common Stock

Frank Mortimer                   949,753  (2)                    6.5 %
L.R. Leverton Enterprises        341,448  (3)                    2.3 %
Bryan Carter                     115,000                         0.8 %
Anthony Taverna                  846,733                         5.8 %

All Officers and Directors
as a group                     1,406,201                         9.6 %(4)


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





Item 12.  Certain Relationships and Related Transactions

For the fiscal year ended June 30, 1998, there were no material transactions between the Company and any of its officers, directors and/or beneficial owners.

PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

(A)   (1)      Financial Statements:

               See index to financial statements on Page F-1


      (3)      Exhibits:

                 (a) Exhibit 21 Subsidiaries of the Registrant are as follows:
                     Mortile Industries Ltd., a Canadian Private Corporation and majority-owned subsidiary of the Registrant

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





                                              TECHNICAL VENTURES INC.




Dated: October 13,1998                        By:/s/Frank Mortimer

                                                    Frank Mortimer, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: October 13,1998                        By:/s/Frank Mortimer

                                                  Frank Mortimer, President
                                                  Principal Executive Officer
                                                  and Director



Dated: October 13,1998                        By:/s/Bryan Carter

                                                    Bryan Carter,
                                                    Vice President, Director



Dated: October 13,1998                        By:/s/Larry Leverton

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

                             YEAR ENDED JUNE 30, 1998

		 TECHNICAL VENTURES INC. AND SUBSIDIARIES

		     INDEX TO FINANCIAL STATEMENTS





							      PAGE


Independent Auditors' report                                  F-2



Technical Ventures Inc. and Subsidiaries

Consolidated Financial Statements:


  Balance sheet:
    June 30, 1998                                             F-3

  Statement of Operations:
    Years ended June 30,1998 and 1997                         F-4

  Statement of Changes in Shareholders' Deficiency:
    Years ended June 30,1998 and 1997                         F-5

  Statement of Cash Flows:
    Years ended June 30,1998 and 1997                      F-6 & F-7


Notes to Consolidated Financial Statements                 F-8 - F-17

Schwartz Levitsky Feldman
Chartered Accountants
Toronto, Ottawa, Montreal




                           REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stocholders of Technical Ventures Inc.


We have audited the acompanying consolidated balance sheet of Technical Ventures Inc. as of June 30, 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended June 30, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 1998 and the results of its operations and its cash flows for the year ended June 30, 1998, in conformity with generally accepted accounting principles in the United States of America.






Toronto, Ontario                /s/Schwartz Levitsky Feldman
September 30,1998                  Chartered Accountants

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS

								  June 30
                                                                    1998
                                   ASSETS


CURRENT ASSETS

Cash                                                               $17,605
Accounts Receivable                                                118,140
Inventory (Note 2)                                                  34,663
Other Current Assets
  Advances                                                          35,904
  Deposits                                                          26,931

    TOTAL CURRENT ASSETS                                           233,244

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $510,118 at June 30,1998
 (Note 3,6,10)                                                     171,231

INTANGIBLE ASSETS, net of accumulated amortization of
 $5,119 at June 30,1998                                                965

                                                                  $411,440


		LIABILITIES AND STOCK HOLDERS DEFICIENCY

CURRENT LIABILITIES


Current Portion of long term debt (Note 6):
  Notes Payable (Note 11)                                          $120,538
  Capital lease obligations                                          77,594
  Other                                                             376,296
Loans & advances:
  Private Lenders (Note 10)                                         170,668
  Shareholders, unsecured interest free                             147,653

Accounts payable and accrued expenses                               384,889

    TOTAL CURRENT LIABILITIES                                     1,277,637

LONG-TERM DEBT, net of current portion (Note 6):

  Shareholder                                                       330,022

  Other                                                              52,891

MINORITY INTEREST (Note 6)                                                0

COMMITMENTS AND CONTINGENCIES (Note 5,7,9)

SHAREHOLDERS' DEFICIENCY: (NOTE 8)
  Common stock, $.01 par value, 15,000,000 shares authorized:
   Issued and outstanding, 14,711,341 shares at
   June 30, 1998                                                   $147,113

  Additional Paid in capital:                                     4,056,744

  Deficit                                                        (5,759,538)

  Foreign currency translation adjustment                           306,571

    Total Shareholders' deficiency                               (1,249,110)

                                                                   $411,440



See notes to consolidated financial statements.

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        Year Ended June 30,
                                                         1998         1997


NET SALES                                            $1,185,091    $1,414,062


COST OF SALES                                           984,899     1,229,902

GROSS MARGIN                                            200,192       184,160


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Administration                                        146,789       137,373

  Financial
    Interest & Other                                    106,801       119,456

  Research & Development                                 94,874        82,225

  Selling                                                71,790        61,949

  Gain From Disposal                                     (3,486)

                                                        416,768       401,003

LOSS BEFORE INCOME TAX RECOVERY & GAIN
ON TRANSFER OF TECHNOLOGY RIGHTS                       (216,576)     (216,843)


  Gain From Transfer of Technology Rights               693,415


INCOME AFTER GAIN ON TRANSFER OF TECHNOLOGY RIGHTS      476,839

  Income Tax Recovery                                    42,755        20,521


NET INCOME [LOSS]                                      $519,594     ($216,843)



NET INCOME [LOSS] PER COMMON SHARE                        $0.04        ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           14,676,752    14,586,341




See notes to consolidated financial statements.


		    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)


					   Common Stock         Additional                   Cumulative
				      Issued and Outstanding      Paid In                    Translation
					 Shares       Amount      Capital         Deficit     Adjustment

Year Ended June 30, 1997:
  Balance, beginning of year           14,586,341    $145,863    $4,048,994    ($6,082,810)    $199,256

  Net Loss                                                                      (196,322)

  Cumulative Translation Adjustment                                                              22,709

Balance, end of year                   14,586,341    $145,863    $4,048,994    ($6,279,132)    $221,844


Year Ended June 30, 1998

  Issued In Exchange For Services         125,000       1,250         7,750

  Net Income                                                                      $519,594

  Cumulative Translation Adjustment                                                             $84,727

Balance, end of year                   14,711,341    $147,113    $4,056,744    ($5,759,538)    $306,571







See notes to consolidated financial statements






		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS


							 Year Ended June 30,                              1988          1997
                                                         1998           1997

CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income [Loss]                                    $519,594     ($196,322)
   Adjustment to reconcile net loss to net cash used by operating activities:

    Depreciation and amortization                        10,874        33,832


   Gain On Transfer of Technology Rights               (682,278)

    Issue of Stock For Services                           8,999

    Net Change in non-cash operating assets
     and liabilities                                    (53,749)      107,070


Net Cash used by operating activities                  (196,560)      (55,420)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                       (8,035)       (2,586)


Net cash used by Investing Activities                    (8,035)       (2,586)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
   notes and advances:
     Bank Note                                          (14,692)       (5,152)
     Line of Credit                                     (11,150)      (33,686)
     Long-term debt                                      32,576        20,310
     Private lenders                                     81,298        36,221
     Shareholders                                       121,483        51,615


Net Cash Provided by Financing Activities               209,515        69,308

EFFECT OF EXCHANGE RATE ON CASH                         (11,088)        4,918


Change in Cash Balance for the year                     ($6,168)      $16,220


Cash Balance:
  Beginning of year                                      23,772         7,552

  End of Year                                           $17,605       $23,772





See notes to condensed consolidated financial statements.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		     SUPPLEMENTARY CASH FLOW INFORMATION


							Year Ended June 30,
                                                        1998            1997



Non-Cash Financing and Investing Activities:



Payments made during the year for interest             $15,203        $19,751


                                                       $15,203        $19,751


Net change in non-cash operating assets and liabilities:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

    Accounts Receivable                                $38,765       ($57,025)
    Inventory                                             (610)        34,940
    Other assets                                       (16,477)        (6,813)
    Accounts Payable and accrued expenses              (75,427)       135,968

                                                      ($53,749)      $107,070
													$107,070    ($118,131)








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

Income [Loss] Per Share:

Income per share is computed based on the weighted average number of common shares outstanding during the period.

Convertible debt was not considered in the computation as the effect on earnings per share would be anti-dilutive.

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


Fair Value Presentation

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Inventory:

Inventory at June 30,1998 is comprised entirely of raw materials inventory.

Note 3 - Property and Equipment:

Property and equipment at June 30,1998 is comprised as follows:

Equipment:
Under Capitalized Leasing Arrangements                 $204,981
Other                                                   442,819
Furniture & Fixtures                                     35,341
Leasehold Improvements                                    4,208

                                                        687,349


Less Accumulated Depreciation & Amortization            510,118

                                                       $177,231






Note 4 - Foreign Operations:

The following table summarizes certain information regarding the Company's US. and Canadian operations:


				      U.S.         Canadian     Consolidated
Year Ended June 30, 1998

Revenue from unaffiliated customers             $  1,185,091   $  1,185,091

Loss From Operations               $(46,220)    $    565,814   $    519,594

Identifiable assets at end of year                  $411,440       $411,440




Year Ended June 30, 1997

Revenue from unaffiliated customers             $  1,414,062   $  1,414,062

Income (Loss) From Operations      $(40,178)    $   (156,144)  $   (196,322)

Identifiable assets at end of year                  $505,776       $505,776

        	  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

During the year ended June 30,1998, the Company received $19,681 (Canadian) resulting from research and development refundable tax credit claims filed for the year ended June 30,1996. A claim for approximately $34,000 (Canadian) had been submitted for 1997, the Company having received notice from the tax department that the claim had been approved and the amount would be remitted shortly, the approved amount has been recognized as income tax recovery in fiscal 1998. A claim for approximately $35,000 (Canadian) will be filed for 1998. It is anticipated that claims for 1998 will be subject to audits and there can be no assurance that they will be honoured and if they are, the amount of the refunds may be substantially less than the claim amounts.

Recovery of Income taxes for the year ended June 30,1998 consists entirely of a current recovery of Canadian income taxes resulting from a reduction in the Company's deferred tax asset valuation allowance. The aforementioned tax refund was the primary factor contributing to the decrease in the valuation allowance.

The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 1998:


				US Federal    State & Local      Foreign(1)

Loss  Carry Forwards              $306,000       $81,000          $664,840

Credit Carry Forwards:

  Non Refundable Credits                                            61,903
  Refundable credits                                                35,000



Depreciation and amortization

Valuation allowance               (306,000)      (81,000)         (761,743)

                                     $0             $0               $0


Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarized as follows:

Net Operating Loss Carry Forward

Expiring June 30,     US Federal   State & Local  Foreign(1)  Foreign Research
								& Development
								Tax Credits(1)
 1999                                              $ 80,105         $56,073

 2000                                               229,975           2,932

 2001                    3,000        3,000         232,155

 2002                  225,000      225,000                           1,218

 2003                   21,000       21,000          39,642           1,680

 Thereafter            651,000      649,000          82,963

TOTAL                 $900,000     $898,000      $  664,840        $ 61,903


(1) Converted to US dollars based on conversion rate at June 30, 1998.


		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Long Term Debt:

At  June 30, 1998, long-term debt consists of the following:

Notes & Loans

Unsecured shareholder notes, loans and other payable balances:     CURRENT    NON-CURRENT      TOTAL

Subordinate to notes payable to Cooper Financial Corp. and
I.O.C., interest at the greater of prime or 10%                                $ 23,870       $23,870

Subordinate to note payable, I.O.C. :

  Interest 15 %                                                                  10,230        10,230

Interest free:

  Notes and loans                                                 147,653        52,200       199,853

  Accrued Interest                                                               88,668        88,668

  Accrued compensation                                                          155,053       155,053

                                                                 $147,653      $330,021      $477,674

Other:



Dow Chemical Canada, Inc. (Dow), Re-Capitalization of Line
of Credit and Accrued Interest to April 30, 1996.  Payable
in monthly installments of $6,011.14 (Canadian) including
interest at a rate of 10.75% (1)                                $35,297                       $35,297

Innovation Ontario Corp. (I.O.C.), outstanding balance of
$249,999 (Canadian) at June 30, 1995 plus $250,000 (Canadian)
received in July 1995, are payable in quarterly installments of $30,315 (Canadian), including interest at 8% beginning
December 1995, through September 2000. At June 30, 1998
the Company was in default and the entire balance past due (2)  340,999                       340,999

Liabilities Subordinate To I.O.C. Note Payable:

Unsecured loans, private investor, interest at 10%                               26,736        26,736

  Unsecured loans, private investor

Note payable customer, interest at prime plus 1%, repayment
based on volume of materials processed by the Company on
behalf of the customer                                                           26,155        26,155

                                                              $ 376,296         $52,891      $429,187

Leasing Liabilities

Obligations under capitalized leasing arrangements payable in monthly installments of:

$9,981 net of amount representing interest of $2,790, at
June 30th the Company was in default and the entire balance
past due (3);                                                    $76,993                      $76,993

$297(Canadian) through September 1998, net of amount
representing interest of $11.79 (Canadian).                          601                          601

                                                                 $77,594                      $77,594



		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) In June, 1998 the Company reached an agreement with Dow Chemical of Canada to repay the outstanding principal of $51,755 (Canadian) on the Company's line of credit. This repayment, was integrated in a transfer of technology rights to Dow Chemical of Canada and Dow Chemical which pertained to the repayment of another of the Company's loans with Dow; the obligation in regard of the outstanding line of credit was fulfilled in August 1998.



(2) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15% interest in Mortile In March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly owned subsidiary of the Company. I.O.C. investment in Mortile is reflected in the financial statements as a minority interest, Mortile has the option to repurchase the shares at a price equal to the amount of the original loan principal times 1.02, times the number of months the debt is outstanding (but not less than 12), less the amount of principal and interest payments made by Mortile to I.O.C. This repurchase option expired in March 1997 and the Company failed to exercise this option. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance at June 30,1998 is reflected as a current liability in these financial statements. The I.O.C. note is collateralized by all previously unsecured assets of the Company. Negotiations are currently underway to eliminate this loan by means of paying the loan accrued interest in full, or, in exchange for an equity position in the Company.


(3) At June 30, 1998, the Company was in default on this capital lease arrangement and the entire balance was past due. Although the lessor has not called the lease, it is payable on demand. Accordingly the outstanding balance at June 30, 1998, is reflected in these financial statements as a current liability.

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Long-term debt:  (continued)

Long-Term debt matures as follows:


Year Ending June 30,      Shareholders          Other             Total

  1999                                        $376,296           $376,296

  After 2003                330,022             52,891            382,913

                           $330,022           $429,187           $759,209




The Company's obligations under capitalized leasing arrangements are payable in fiscal 1999.






Payments of long-term debt and capitalized lease obligations under agreements expressed in Canadian dollars, have been converted to U.S. dollars based on the exchange rate at June 30,1998.

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



A Canadian income tax claim for approximately $34,000 (Canadian) was submitted for the fiscal year 1997, additionally a claim for fiscal 1998 will be submitted for approximately $35,000 (Canadian). Tax claims for 1997 have been accepted by the federal tax department and notice of payment has been received in the amount of $26,000 (Canadian). This amount, therefore, has been accounted for in the month of June 1998. The provincial portion of this claim remains in audit with that tax department and has not been accounted for in June 1998. The provincial portion of the claim approximates a further $8,000 (Canadian). Even if the tax claims are accepted and the funds are received, they would only be sufficient to satisfy the Company's immediate cash flow requirements and are not sufficient for the Company to sustain it's operations and meet current debt service requirements. Accordingly additional sources of funds are necessary. The Company continues to assess completing a private or public stock offering. In order for the Company to raise significant funds through the sale of common stock, stock purchase warrants or convertible securities, the number of authorized common shares must be increased. Therefore a special meeting of shareholders was held July 22, 1998 for the purpose of amending the Corporation's New York State, Certificate of Incorporation. All of the amendments passed; one of which increased the authorized issue of shares from fifteen million to fifty million common shares. This amendment will enable the Corporation to act on obtaining funding through private or public stock offering[s].

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Shareholders' deficiency:


Restricted Common Shares reserved for convertible debt and stock purchase options:

  For convertible debt                                  50,000
  For common stock purchase options at:
  $.50 per share; without expiration                    50,000

						       100,000


Note 9 - Leases:

At June 30, 1998, under a real property lease classified as an operating lease which expires in March 1999 and June 1999, the Company's future minimum rental payments (excluding real estate taxes) are $32,303. In July 1997 the Company doubled its existing facility to accomodate a European Specialty Compounding client. Minimum rental payments in foreign currency have been converted into US dollars using the exchange rate at June 30, 1998.



Rent expense was $58,061 and $46,833 for 1998 and 1997 respectively.



Note 10 - Loans and Advances At June 30,1998:

Private Investors:

  Equipment financing:

    Interest at 10%                                      $11,833

  Unsecured Demand Loans:

    Interest Free                                         85,000

    Interest at 10%, convertible in 50,000

     shares of common stock                               25,000

    Interest at 15%                                       48,835

                                                        $170,668

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Note Payable Financial Institution


At June 30,1998 the Company had a note payable balance of $120,538 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation, as receiver for another financial institution, is guaranteed by a shareholder of the Company.

At June 30, 1997, the Company had received tentative agreement from Cooper Financial of their willingness to refinance the promissory note. The new payment schedule of the note is based on 57 months at a fixed interest rate of 10 %. A re-financing charge was assessed increasing the principal to $143,000 US at July 1,1997.


The term of the new promissory note is 24 months, with a balloon payment of $91,207.97 due June 30, 1999.

The note is shown as a current liability on the Company balance sheet at June 30, 1998. The Company is current with it's obligation under this new agreement.


Note 12 - Major Customers:

One customer accounted for 41% and 51% of the Company's consolidated revenues for fiscal 1998 and 1997, respectively. Another customer accounted for 18% and 44% of consolidated revenues for these respective periods. A new customer accounted for 16% of consolidated revenues for fiscal 1998.
The loss of one or more of these customers would have a detrimental effect on the Company's operating results.

Note 13 - Forward Looking Statements:

This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.