Form 10KSB/A
period 1998-06-30
TECHNICAL VENTURES INC
filed 1998-10-14
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

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

                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 1998

ITEM                      Table of Contents                         PAGE


                    Explanation regarding issuance of                 3
                    Form 10-KSB A1




                               PART IV



Item 13.   Exhibits, Financial Statement Schedules and            F1 - F17
           Reports on Form 8K




           Signatures                                                22

The Registrant's balance sheet as of June 30, 1998, and its statements of operations, statements of stockholders' equity and statements of cash flow for each of the years in the two year period ended June 30, 1998 had been audited by the Registrant's independent auditors. The Independent Audits' Report on these financial statements, which was included in the Registrant's original filing on Form 10-KSB for the year ended June 30,1998, inadvertently omitted reference to the audits of the statement of operations, statements of stockholders' equity and statements of cash flow for the period ended June 30, 1997. The auditors' report which accompanies this amendment properly identifies the financial statements which were subject to their audits.
























                                      -3-

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


Notes to Consolidated Financial Statements                 F-8 - F-17

Schwartz Levitsky Feldman
Chartered Accountants
Toronto, Ottawa, Montreal




                           REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stocholders of Technical Ventures Inc.


We have audited the acompanying consolidated balance sheet of Technical Ventures Inc. (incorporated in New York State) as of June 30, 1998 and 1997 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the year ended June 30, 1998, in conformity with generally accepted accounting principles in the United States of America.






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