Form 10QSB
period 1998-09-30
TECHNICAL VENTURES INC
filed 1998-11-12
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  September  30, 1998

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1998.

            19,798,011 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of 12 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               SEPTEMBER 30
                                                                   1998
                                                               (UNAUDITED)

CURRENT ASSETS

Cash                                                              $10,368
Accounts Receivable                                                65,680
Inventory  (Note 2)                                                37,510
Other Current Assets
  Advances                                                         36,407
  Deposits                                                         11,606

Total Current Assets                                              161,570

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $449,943                                         162,496

INTANGIBLE ASSETS, net of accumulated amortization of
 $4,979                                                               847

                                                                 $324,914

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $114,048
Current Portion of long term debt: (Note 3)

  Capital lease obligations                                        77,052
   Other                                                          326,549
  Loans & advances:
   Private lenders                                                101,339
   Shareholders                                                   172,745

Accounts payable and accrued expenses                             286,276

   Total Current Liabilities                                    1,078,008

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      299,304

Other                                                              47,692

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 50,000,000 shares authorized:
 Issued and outstanding, 19,798,011 shares                        197,780

Additional Paid In Capital                                      4,158,510

Deficit                                                        (5,803,636)
Foreign currency translation adjustment                           347,256
      Total Shareholders' deficiency                           (1,100,090)

                                                                 $324,914



See notes to condensed consolidated financial statements.




                                   (2)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1998         1997

SALES                                                  $240,990     $394,926

COST OF SALES                                           186,389      351,062


GROSS MARGIN                                             54,601       43,864

GENERAL EXPENSE

  Administration                                         39,090       35,617

  Financial
   -Interest & Other                                     20,694       32,894

  Research & Development                                 21,936       27,666

  Selling                                                17,194       17,790


                                                         98,914      113,967


LOSS BEFORE INCOME TAX RECOVERY                         (44,313)     (70,103)


OTHER INCOME

   Income Tax Recovery                                      215        3,451


NET LOSS                                               ($44,098)    ($66,652)


NET INCOME [LOSS] PER COMMON SHARE                        $0.00        $0.00

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           15,512,864    14,711,341




See notes to condensed consolidated financial statements.


                                      (3)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          1998          1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                               ($44,098)     ($66,652)

Adjustments to reconcile net Income (Loss) to net cash provided (Used) by operating activities:

  Depreciation and amortization after
  Effect of Disposal of Asset                             7,785         7,990

  Issue of Restricted Common Stock for Services          20,201


Net Change in non-cash operating assets
    and liabilities                                     (29,124)       73,651


Net Cash Provided (Used) by operating activities        (45,237)       14,989



CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                         (484)      (15,068)



  Net Cash Provided(Used) By Investing Activities          (484)      (15,068)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Line of Credit                                        (33,801)       (7,856)
  Long Term Debt                                           (211)        8,899
  Shareholders                                           55,710        (5,025)
  Bank Note                                              (6,490)        3,857
  Private Lenders                                       (22,433)       (2,258)
  Issue of Restricted Common Stock                       46,812

Net Cash (Used) Provided by Financing Activities         39,587        (2,403)


EFFECT OF EXCHANGE RATE ON CASH                          (1,104)          330

CHANGE IN CASH BALANCE FOR THE PERIOD                    (7,238)       (2,152)

CASH, BEGINING OF PERIOD                                 17,605        23,772


CASH, END OF PERIOD                                     $10,368       $21,620





See notes to condensed consolidated financial statements.




                                     (4)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)




                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1998        1997

NON CASH FINANCING ACTIVITIES:

 Issue of Restricted Common Shares Reducing Debt
 Liabilities:

    Private Lenders                                      60,000
    Shareholders                                         25,420

                                                        $85,420







PAYMENTS MADE FOR INTEREST                               $5,720      $3,643








NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $47,454     $38,088
  Inventory                                               (4,316)      8,408
  Other assets                                            12,160      (6,122)
  Accounts Payable and accrued expenses                  (84,422)    (33,277)

                                                        ($29,124)    $73,651










See notes to condensed consolidated financial statements.




                                     (5)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)






NOTE 1:	BASIS OF PRESENTATION :

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended
        September 30,1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.






NOTE 2: INVENTORY:

        Inventory is comprised of the following:


                                            September 30,
                                                     1998

                   Raw Materials                  $37,510






NOTE 3:	LONG TERM DEBT:

        At September 30, 1998 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1998 balance sheet as current liabilities.






                                     (6)

NOTE 4: In July 1997, during the 1st quarter of fiscal 1998 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company.
        A refinancing charge was assessed, increasing the principal owed to $143,000 US. At September 30, 1998 the Company was current with the new loan provisions; with a payable balance of $114,048 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due June 30, 1999.





NOTE 5: During the first quarter of fiscal 1999, ending September 30, 1998 the Company issued 5,086,670 Restricted Common Shares. These issuances were made in consideration of the following: For Services Rendered, $20,201 US; For reduction of Private Lender's debts,
        $60,000 US; For reduction of existing shareholder debts, $25,420 US; Existing shareholders private placement purchase of shares, $32,919 US and an additional private placement of restricted common shares, $13,892 US.













                                        (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Continued operating losses and monthly debt service requirements leave the Company in a position where it is unable to meet its monthly cash flow requirements. Cash flows resulting from the issue of restricted common stock and shareholders loans enabled the Company to remain current on the debt repayments, on past due balances to vendors and current payments to vendors.

During the first financial quarter of fiscal 1999 the company issued Restricted Common stock in consideration of current debt and services in the amount of $105,621. Additionally, through Private Placement of Restricted Common stock an infusion of $46,812 capital was effected.

The Company received during October 1998, $8,373 (Canadian) representing the Ontario portion of the 1997 R&D tax claim. A claim for fiscal 1998 of approximately $35,000 (Canadian) will be submitted. The federal tax department intent is to audit all such claims.

Two of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. I.O.C. financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the September 30/98 balance sheet. I.O.C. has not notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Additionally, negotiations are continuing with I.O.C. to eliminate the debt; either by repayment in full, including accrued interest or by exchanging the aggregate debt and interest for an equity position in the Company. If these negotiations are successful it would eliminate a $382,614 US current liability, however, there can be no assurances that the Company will be successful in this endeavour.


Present financing arrangements are not considered a long-term solution to the Company's financial needs. The Company continues to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest

                                    (8)
of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future. A change in the Company's capital structure had become necessary as a then existing authorized issue of fifteen million common shares was almost complete, therefore, to enable the Company to raise additional funds through private or public issuance's in the future, an amendment to it's Certificate of Incorporation was completed in late July 1998. The Company's capital structure was modified to increase the number of authorized common shares from fifteen million to fifty million shares.


No significant capital expenditures are anticipated during the 2nd quarter of this fiscal year, however, if the market develops to the extent indicated by initial introduction of the Company's new product Morfoam to various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30%.

"Morfoam", is a product for the plastics and rubber industry, is a chemical foaming agent and provides significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.


Results of Operations:

Sales revenues for the first quarter of fiscal 1999 decreased 39% when compared to those for the corresponding period of the previous year. A larger percentage of current period revenues were for processing services where the materials used in production are provided by the customer. Accordingly, the current year decrease in revenues was offset by a corresponding decrease in material costs. Comparative gross margins, however, improved substantially due to the change in pricing arrangements and mix of business. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers. The Company is endeavouring to reach this goal as soon as possible but was unable to achieve a September 1998 target date.

                                    (9)

It is hoped that the rating can be achieved during the current financial year.


The Company continues to develop and market the specialty compounding, with this segment representing 99 % of revenue during the first three months of fiscal 1999 and continues to pursue additional specialty compounding possibilities. Technical Ventures Inc. through its subsidiary Mortile Industries' agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements continues; volumes, although not as great as originally forecast, are steadily growing. The development of this agreement is the result of two and a half years of joint product development by both parties. In order to meet indicated production demands of this agreement and additionally with the very positive reception of the Company's new product Morfoam, it is anticipated that the Company's present production facilities will be operating near capacity in the third or fourth quarter of the current financial year.

Under their agreement, the customer has indicated increased production requirements in calendar year 1999. With this possibility and the growth of Morfoam, it is anticipated a second manufacturing facility to be located in North Carolina and partially funded by the customer, could be operational late in the current fiscal year.

The Company continues to assess additional opportunities in it's expertise of specialty compounding. Metal composites, used in the munitions market, have become active again, having produced 13,000 Lbs. in the 1st quarter. In October 1998, 55,000 Lbs. of material is being produced and a further 55,000 Lbs. is scheduled for production during December 1998 or January 1999.
The preceding volumes from this customer represent a 100% increase when compared to the previous years corresponding period. It is also expected an additional 25,000 Lb. order will be placed in the fourth quarter of the current fiscal year. Indications are that this customer has begun to make long anticipated sales. The Company has also been advised by this customer that they anticipate sales to continue.

Administrative expenses increased 10% for the three month period ending September 30, 1998 when compared to those for the corresponding period of the previous year. This increase due in part to the quest for financing and legal expense relative to modification of the Company's Certificate of Incorporation.


                                   (10)

Interest and other financing costs decreased substantially when compared to those for the corresponding period of the previous year, primarily the result of the agreement which eliminated the Dow debts in the fourth quarter of fiscal 1998 and the resultant decline in related interest expense.

R&D expenses decreased, when compared to those of the corresponding period for the previous fiscal year, due to resources being redirected to manufacturing. Selling expenses remained stable, however, the Company anticipates increased expense for the remainder of the current fiscal year as efforts are stepped up to introduce the new product Morfoam, to potential customers.

The Company, however, continues to take measures to contain all areas of expense.



Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


PART II   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K - none






                                     (11)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





                                       TECHNICAL VENTURES INC.



Date: November 12,1998                  BY:/s/ Frank Mortimer
                                           Frank Mortimer, President and
                                           Chief Executive  Officer




Date: November 12,1998                  BY:/s/ Larry Leverton
                                           Larry Leverton
                                           Chief Financial Officer














                                      (12)