Form 10KSB/A
period 1998-06-30
TECHNICAL VENTURES INC
filed 1998-11-23
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB A2

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

                              FORM 10-KSB A2
                    Fiscal Year Ended June 30, 1998




ITEM                      Table of Contents                         PAGE


                    Explanation regarding issuance of                 3
                    Form 10-KSB A2




                               PART IV



Item 13.   Exhibits, Financial Statement Schedules and            F1 - F17
           Reports on Form 8K




           Signatures                                                22

The Registrant is filing this amendment for the purpose of addressing certain deficiencies in its Report 10 KSB and 10 KSB A1, filed for the financial year ending June 30, 1998; As commented on by The Securities And Exchange Commission, Division Of Corporation Finance.


Comments addressed a deficiency in the Registrants Note 7 - Going Concern, on page F-15, relative to the Company's ability to continue as a going concern. The word "substantial" has therefore been inserted before he word "doubt" in the first sentence of Note 7.


Comments also addressed certain deficiencies in the Registrants Independent Audits' Report on these financial statements, relative to proper format describing the financial years for which the audits' report encompassed. Additionally, the lack of a separate explanatory paragraph pertasining to the Registrant's Note 7 - Going Concern, as required under U.S. GAAS/GAAP. The Registrant's Independent Auditors have revised their audits' report accordingly and that revised report is included in this amendment.























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


Notes to Consolidated Financial Statements                 F-8 - F-17

Schwartz Levitsky Feldman
Chartered Accountants
Toronto, Ottawa, Montreal




                           REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stocholders of Technical Ventures Inc.


We have audited the acompanying consolidated balance sheets of Technical Ventures Inc. (incorporated in New York State) as of June 30, 1998 and June
                                                                       ____
30, 1997 and the related consolidated statements of income, cash flows and
________
changes in stockholders' equity for the years ended June 30, 1998 and June 30,
                                                                      _______
1997. These consolidated financial statements are the responsibility of the
____
company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 1998 and June 30, 1997 and the results of its
                                      _____________
operations and its cash flows for the years ended June 30, 1998 and
June 30, 1997 in conformity with generally accepted accounting principles in
_____________
the United States of America.


The company has sustained significant operating losses since its inception as
_____________________________________________________________________________

indicated in Note 7.  There is substantial doubt as to the company's ability
____________________________________________________________________________

to continue as a going concern if additional financing is not obtained.
_______________________________________________________________________






                                /s/Schwartz Levitsky Feldman

                                   Chartered Accountants


Toronto, Ontario
September 30, 1998

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

		  TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Going concern:


The Company has sustained significant operating losses since its inception and there is substantial doubt as to the Company's ability to continue as a
             ___________
going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing. Liquidation value of the Company's assets approximate carrying value. Accordingly, no adjustment has been made to the value of the Company's assets in consideration of its financial condition.



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





                                              TECHNICAL VENTURES INC.




Dated: November 23,1998                       By:/s/Frank Mortimer

                                                    Frank Mortimer, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: November 23,1998                     By:/s/Frank Mortimer

                                                  Frank Mortimer, President
                                                  Principal Executive Officer
                                                  and Director



Dated: November 23,1998                     By:/s/Bryan Carter

                                                  Bryan Carter,
                                                  Vice President, Director



Dated: November 23,1998                     By:/s/Larry Leverton

                                                  Larry Leverton, Secretary
                                                  Treasurer and Principal
                                                  Accounting Officer and
                                                  Director