Form 10QSB
period 1998-12-31
TECHNICAL VENTURES INC
filed 1999-02-09
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  December  31, 1998

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of December 31, 1998.

            21,948,011 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of 15 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                               DECEMBER 31
                                                                   1998
                                                               (UNAUDITED)

CURRENT ASSETS

Accounts Receivable                                               $77,538
Inventory  (Note 2)                                                49,639
Other Current Assets
  Advances                                                         57,357
  Deposits                                                         11,542

Total Current Assets                                              196,076

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $456,684                                         154,912

INTANGIBLE ASSETS, net of accumulated amortization of
 $5,049                                                               769

                                                                 $351,757

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Bank Overdraft                                                     $8,460
Notes Payable  (Note 4)                                          $107,394

Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        77,051
  Other                                                           326,099
  Loans & advances:
   Private lenders                                                 82,760
   Shareholders                                                   165,985

Accounts payable and accrued expenses                             311,669

   Total Current Liabilities                                    1,079,419

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      302,817

Other                                                              35,398

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 50,000,000 shares authorized:
 Issued and outstanding, 21,948,011 shares                        219,480

Additional Paid In Capital                                      4,165,410

Deficit                                                        (5,798,907)
Foreign currency translation adjustment                           348,140
      Total Shareholders' deficiency                           (1,065,877)

                                                                 $351,757



See notes to condensed consolidated financial statements.




                                   (2)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         1998         1997

SALES                                                  $505,078     $671,949

COST OF SALES                                           356,402      578,839


GROSS MARGIN                                            148,676       93,110


GENERAL EXPENSE

  Administration                                         70,017       66,575

  Financial
   -Interest & Other                                     37,142       63,247

  Research & Development                                 44,883       57,529

  Selling                                                41,661       36,884


                                                        193,703      224,235


LOSS BEFORE INCOME TAX RECOVERY                         (45,027)    (131,125)


OTHER INCOME

   R&d Tax Recovery                                       5,658       14,000


NET LOSS                                               ($39,369)   ($117,125)


NET INCOME [LOSS] PER COMMON SHARE                        $0.00      ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           18,430,790    14,711,341




See notes to condensed consolidated financial statements.


                                      (3)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,

                                                         1998        1997

SALES                                                  $264,088    $277,024

COST OF SALES                                           170,013     227,777


GROSS MARGIN                                             94,075      49,247


GENERAL EXPENSE

  Administration                                         30,927      30,958
  Financial
   -Interest & Other                                     16,448      30,353

  Research & Development                                 22,948      29,863

  Selling                                                24,466      19,094



                                                         94,789     110,268


LOSS BEFORE INCOME TAX RECOVERY                           ($714)   ($61,021)


OTHER INCOME

  R&D Tax Recovery                                        5,443      10,548


NET INCOME [LOSS]                                        $4,729    ($50,473)




NET INCOME [LOSS] PER COMMON SHARE                        $0.00       $0.00


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            21,348,554   14,711,341





See notes to condensed consolidated financial statements.



                                       (4)




Page>5




                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                          1998        1997

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                               ($39,369)   ($117,125)

Adjustments to reconcile net Income (Loss) to net cash provided (Used) by operating activities:

  Depreciation and amortization                          15,213        6,959
  Gain on disposition of property & equipment            (3,301)

  Issue of Restricted Common Stock for Services          20,201        8,999


Net Change in non-cash operating assets
    and liabilities                                     (48,448)      68,993


Net Cash Used by Operating Activities                   (55,703)     (32,174)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                         (484)      (3,322)
  Proceeds from sale of property & equipment              3,301


  Net Cash Provided(Used) By Investing Activities         2,817       (3,322)



CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans,
  notes and advances:

  Bank Overdraft                                          8,460
  Line of Credit                                        (33,755)      (11,429)
  Long Term Debt                                        (12,333)       30,221
  Shareholders                                           53,071       (14,865)
  Bank Note                                             (13,144)       (2,186)
  Private Lenders                                       (38,310)       20,080
  Issue of Restricted Common Stock                       72,812

Net Cash Provided by Financing Activities                36,802        21,821


EFFECT OF EXCHANGE RATE ON CASH                          (1,521)           23

CHANGE IN CASH BALANCE FOR THE PERIOD                   (17,605)      (13,652)

CASH, BEGINING OF PERIOD                                 17,605        23,772


CASH, END OF PERIOD                                          $0       $10,120





See notes to condensed consolidated financial statements.




                                     (5)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)




                                                         SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                          1998       1997




NON CASH FINANCING ACTIVITIES:

 Issue of Restricted Common Shares Reducing Debt
 Liabilities:

    Private Lenders                                      62,600

    Shareholders                                         25,420

                                                        $88,020







PAYMENTS MADE FOR INTEREST                              $10,685      $3,643








NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $35,440     $21,463
  Inventory                                              (16,491)     (7,688)
  Other assets                                            (8,810)     (6,182)
  Accounts Payable and accrued expenses                  (58,587)     61,400

                                                        ($48,448)    $68,993










See notes to condensed consolidated financial statements.




                                     (6)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)






NOTE 1:	BASIS OF PRESENTATION :

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31,1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.






NOTE 2: INVENTORY:

        Inventory is comprised of the following:


                                             December 31,
                                                     1998

                   Raw Materials                  $49,639






NOTE 3:	LONG TERM DEBT:

        At December 31 1998 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the December 31, 1998 balance sheet as current liabilities.






                                     (7)

NOTE 4: In July 1997 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp.. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $143,000 US. At September 30, 1998 the Company was current with the new loan provisions; with a payable balance of $107,394 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due
        June 30, 1999.





NOTE 5: During the first six months of fiscal 1999, the Company issued 7,236,670 Restricted Common Shares. These issuances were made in consideration of the following: For Services Rendered, $20,201 US; For reduction of Private Lender's debts, $62,600 US; For reduction of existing shareholder debts, $25,420 US; Existing shareholders private placement purchase of shares, $58,919 US and an additional private placement of restricted common shares, $13,892 US.













                                        (8)

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

During the first six months of fiscal 1999 the company issued Restricted Common stock in consideration of current debt and services in the amount of $108,221. Additionally, through Private Placement of Restricted Common stock an infusion of $72,811 capital was effected.

The Company received during October 1998, $8,373 (Canadian) representing the Ontario portion of the 1997 R&D tax claim. A claim for fiscal 1998 of approximately $35,000 (Canadian) will be submitted. The federal tax department intent is to audit all such claims.

Two of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. I.O.C. financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the December 31/98 balance sheet. I.O.C. has not notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Additionally, negotiations are continuing with I.O.C. to eliminate the debt; either by repayment in full, including accrued interest or by exchanging the aggregate debt and interest for an equity position in the Company. If these negotiations are successful it would eliminate a $326,099 US current liability, however, there can be no assurances that the Company will be successful in this endeavour.

Present financing arrangements are not considered a long-term solution to the Company's financial needs. A change in the Company's capital structure had become necessary as a then existing authorized issue of fifteen million

                                  (9)
common shares was almost complete, therefore, to enable the Company to raise additional funds through private or public issuance's in the future, an amendment to it's Certificate of Incorporation was completed in late July 1998. The Company's capital structure was modified to increase the number of authorized common shares from fifteen million to fifty million shares.

In this regard the Company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $230,000 US; additionally as part thereof, Non RedeemableWarrants of a three[3] year term, allowing the investor to purchase shares of the Corporation's Common Stock. In addition the offering provided for a subscription agreement and registration agreement.

Accordingly the Company will set aside the appropriate number of shares from the authorized and unissued shares of Common Stock for issuance (i) upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering; a further issuance of 50,000 shares of restricted common stock in consideration for legal services rendered and 50,000 shares of restricted common stock for services rendered in relation to the private offering.

Additionally the Company will prepare and file with the Securities Exchange Commission, a Registration Statement on Form SB-2 to register the shares of the Corporation's common stock underlying the Debentures, Warrants and the shares of common stock issued for legal services rendered and for services rendered in relation to the private offering.

Conversion price of the debenture will be equal to 75% of the "Market Price". "Market Price" being defined as the average of the closing bid prices of the Common Stock during the 10 trading days immediately preceding conversion, but not more than the "Fixed Conversion Price" which is defined as the 100% of the average of the closing bid price during the 10 trading days prior to the closing date ("Closing Price").

The Non Redeemable Warrants [ three year term] will allow the investor to acquire a number of shares equal to the total investment amount divided by the closing price multiplied by 10%; with an exercise price equal to the Fixed Conversion Price.


                                     (10)

Additional expenses associated with this transaction are as follows; finder's fee equal to 8% of gross proceeds raised or $18,400, legal expenses for both finder and the company of approximately $15,000., payable on closing.

Should the Registration Statement, to be filed by the Company, relative to this offering not be effective within 120 days from the closing the Company would be obliged to pay the investor 2% of the principal amount of the Debenture for each 30 day period thereafter [prorated for partial periods] until the registration statement is effective.

Cash flow resulting from the debenture offering will be used to reduce current trade payables and sustain on going operating expenses.

The company will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.


No significant capital expenditures are anticipated during the 3rd quarter of this fiscal year, however, if the market develops to the extent indicated by initial introduction of the Company's new product "Morfoam" to various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house rather than contracting the work to an outside firm.

"Morfoam", is a product for the plastics and rubber industry, is a chemical foaming agent and processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.



                                    (11)

Results of Operations:

Sales revenues for the first six months of fiscal 1999 decreased 25 %, when compared to those for the corresponding periods of the previous year. A larger percentage of this period revenues were for processing services where the materials used in production are provided by the customer. Accordingly, the current year decrease in revenues was offset by a corresponding decrease in material costs. Comparative gross margins, however, improved substantially due to the change in pricing arrangements and mix of business. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers. The Company is endeavouring to reach this goal as soon as possible. It is hoped that the rating can be achieved during the current financial year, however there can be no assurances of this.

The Company continues to develop and market the specialty compounding, with this segment representing 93 % of revenue during the first six months of fiscal 1999 and continues to pursue additional specialty compounding possibilities. Technical Ventures Inc. through its subsidiary Mortile Industries' agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements continues; volumes, although not as great as originally forecast, are steadily growing. The development of this agreement is the result of two and a half years of joint product development by both parties. In order to meet indicated production demands of this agreement and additionally with the very positive reception of the Company's new product Morfoam, it is anticipated that the Company's present production facilities will be operating near capacity by the end of the current financial year.

Under their agreement, the customer has indicated increased production requirements in calendar year 1999. With this possibility and the growth of Morfoam, it is anticipated a second manufacturing facility to be located in North Carolina and partially funded by the customer, could be operational late in the current fiscal year.

The Company continues to assess additional opportunities in it's expertise of specialty compounding. Metal composites, used in the munitions market, have become active again, having produced 13,000 Lbs. in the 1st quarter. In October 1998, 55,000 Lbs. of material was produced and a further 55,000


                                    (12)

Lbs. has been produced in January 1999. The customer has now ordered an additional 64,000 lbs of product for delivery in February 1999. Another order of 55,000 lbs is expected in the fourth quarter of fiscal 1999.
The preceding volumes from this customer represent a 100% increase when compared to the previous years corresponding periods. Indications are that this customer has begun to make long anticipated sales. The Company has also been advised by this customer that they anticipate sales to continue at a strong pace.

Administrative expenses increased 5 % for the six month period ending December 31, 1998 when compared to those for the corresponding period of the previous year. This increase due in part to the quest for financing and legal expense relative to modification of the Company's Certificate of Incorporation.

Interest and other financing costs decreased substantially when compared to those for the corresponding six month period of the previous year, primarily the result of the agreement which eliminated the Dow debts in the fourth quarter of fiscal 1998 and the resultant decline in related interest expense.

R&D expenses decreased 22%, when compared to those of the corresponding six month period for the previous fiscal year, due to resources being redirected to sales expense. Selling expenses increased 28% as efforts are stepped up to introduce the new product Morfoam, to potential customers.

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




                                     (13)

PART II   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K - none












                                     (14)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





                                       TECHNICAL VENTURES INC.



Date: February 5,1998                  BY:/s/ Frank Mortimer
                                           Frank Mortimer, President and
                                           Chief Executive  Officer




Date: February 5,1998                  BY:/s/ Larry Leverton
                                           Larry Leverton
                                           Chief Financial Officer














                                      (15)