Form 10QSB
period 1999-03-31
TECHNICAL VENTURES INC
filed 1999-05-03
CIK 788340

                                  Form 10 -QSB

                        SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  March 31, 1999

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 1999.

            22,048,011 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of 15 Pages

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS
                                                                 MARCH 31
                                                                   1999
                                                               (UNAUDITED)

CURRENT ASSETS

Cash                                                              $27,388
Accounts Receivable                                               171,320
Inventory  (Note 2)                                                64,209

Other Current Assets

  Advances                                                         58,403

Total Current Assets                                              321,320

PROPERTY AND EQUIPMENT,  at cost, net of accumulated
 depreciation of $471,334                                         158,186


DEPOSITS                                                           11,753


INTANGIBLE ASSETS, net of accumulated amortization of
 $5,219                                                               706


                                                                 $491,945

               LIABILITIES & SHAREHOLDERS DEFICIENCY

CURRENT LIABILITIES

Notes Payable  (Note 4)                                          $100,572

Current Portion of long term debt: (Note 3)
  Capital lease obligations                                        77,198
  Other                                                           332,049
  Loans & advances:
   Private lenders                                                 61,522
   Shareholders                                                   173,251

Accounts payable and accrued expenses                             317,967

   Total Current Liabilities                                    1,062,559

LONG-TERM DEBT, net of current portion: (Note 3)
Shareholders                                                      296,973

Other                                                              26,034

MINORITY INTEREST                                                       0

SHAREHOLDERS' DEFICIENCY:

Common stock, $.01 par value, 50,000,000 shares authorized:
 Issued and outstanding, 22,048,011 shares                        220,480

Additional Paid In Capital                                      4,165,410
Paid In Capital - For Common Stock Subscribed                     178,535

Deficit                                                        (5,788,381)
Foreign currency translation adjustment                           330,335
      Total Shareholders' deficiency                             (893,622)

                                                                 $491,945



See notes to condensed consolidated financial statements.




                                   (2)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             MARCH 31,
                                                         1999         1998

SALES                                                  $808,839     $844,363

COST OF SALES                                           547,670      749,444


GROSS MARGIN                                            261,169       94,919


GENERAL EXPENSE

  Administration                                        119,399      100,001

  Financial
   -Interest & Other                                     52,677       86,036

  Research & Development                                 61,989       77,172

  Selling                                                61,605       56,580


                                                        295,670      319,791


LOSS BEFORE INCOME TAX RECOVERY                         (34,501)    (224,872)


OTHER INCOME

   R&d Tax Recovery                                       5,658       14,000


NET LOSS                                               ($28,843)   ($210,872)


NET LOSS PER COMMON SHARE                                  $0.00      ($0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            19,609,385   14,711,341




See notes to condensed consolidated financial statements.


                                      (3)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,

                                                         1999        1998

SALES                                                  $303,761    $172,413

COST OF SALES                                           191,269     170,604


GROSS MARGIN                                            112,492       1,809


GENERAL EXPENSE

  Administration                                         49.381`     33,426
  Financial
   -Interest & Other                                     15,535      22,789

  Research & Development                                 17,105      19,644

  Selling                                                19,945      19,696



                                                        101,966      95,556


INCOME [LOSS]                                            10,526    ($93,747)





NET INCOME [LOSS]                                       $10,526    ($93,747)




NET INCOME [LOSS] PER COMMON SHARE                        $0.00      ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            22,019,122   14,711,341





See notes to condensed consolidated financial statements.



                                       (4)




Page>5




                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                          1999         1998

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                               ($28,843)   ($210,872)

Adjustments to reconcile net Income (Loss) to net cash provided (Used) by operating activities:

  Depreciation and amortization                          20,566       14,969
  Gain on disposition of property & equipment            (1,385)

  Issue of Restricted Common Stock for Services          20,201        8,999


Net Change in non-cash operating assets
    and liabilities                                    (153,839)     120,720


Net Cash Used by Operating Activities                  (143,300)     (66,184)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                       (9,173)      (3,346)
  Proceeds from sale of property & equipment              3,321


  Net Cash Provided(Used) By Investing Activities        (5,852)      (3,346)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
  notes and advances

  Line of Credit                                        (34,371)      (11,514)
  Long Term Debt                                        (23,827)       36,549
  Shareholders                                           46,445        19,548
  Bank Note                                             (19,966)       (8,361)
  Private Lenders                                       (60,892)       24,318
  Issue of Restricted Common Stock                       72,812
  Issue of Debenture Subscription                       179,535

Net Cash Provided by Financing Activities               159,736        60,459


EFFECT OF EXCHANGE RATE ON CASH                            (801)       (2,871)

CHANGE IN CASH BALANCE FOR THE PERIOD                     9,783       (11,942)

CASH, BEGINING OF PERIOD                                 17,605        23,772


CASH, END OF PERIOD                                     $27,388       $11,830





See notes to condensed consolidated financial statements.




                                     (5)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)




                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                          1999       1998




NON CASH FINANCING ACTIVITIES:

 Issue of Restricted Common Shares Reducing Debt
 Liabilities:

    Private Lenders                                      62,600

    Shareholders                                         25,420

                                                        $88,020







PAYMENTS MADE FOR INTEREST                              $15,295      $12,063








NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

  Accounts Receivable                                    $56,281     $118,578
  Inventory                                              (30,456)      (2,194)
  Other assets                                            (8,970)      (1,646)
  Accounts Payable and accrued expenses                  (58,132)       5,982

                                                       ($153,839)    $120,720










See notes to condensed consolidated financial statements.




                                     (6)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)






NOTE 1:	BASIS OF PRESENTATION :

        The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31,1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.






NOTE 2: INVENTORY:

        Inventory is comprised of the following:


                                                March 31,
                                                    1999

                   Raw Materials                  $64,209






NOTE 3:	LONG TERM DEBT:

        At March 31 1999, the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 1999 balance sheet as current liabilities.






                                     (7)

NOTE 4: In July 1997 the Company had tentatively refinanced it's note payable due to Cooper Financial Corp.. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $143,000 US. At March 31, 1999 the Company was current with the new loan provisions; with a payable balance of $100,572 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 57 months. The term of the obligation, however, is twenty four months with a balloon payment of $91,208 US, due
        June 30, 1999.





NOTE 5: During the first nine months of fiscal 1999, the Company issued 7,336,670 Restricted Common Shares. These issuances were made in consideration of the following: For Services Rendered, $20,201 US; For reduction of Private Lender's debts, $62,600 US; For reduction of existing shareholder debts, $25,420 US; Existing shareholders private placement purchase of shares, $58,919 US and an additional private placement of restricted common shares, $13,892 US.













                                        (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Cash flows resulting from the issue of restricted common stock, shareholders loans and cash provided from the conclusion of a Private Offering under Regulation D of the Securities Act of 1933, enabled the Company to remain current on debt repayments, on past due balances to vendors, and as well, current payments to vendors. The company's last two financial quarters have been profitable, however, previous operating losses, monthly debt service requirements leave the Company in a position where it is unable to meet its monthly cash flow requirements.

During the first nine months of fiscal 1999 the company issued Restricted Common stock in consideration of current debt and services in the amount of $108,221. Additionally, through Private Placement of Restricted Common stock an infusion of $72,811 capital was effected.

The Company received during October 1998, $8,373 (Canadian) representing the Ontario portion of the 1997 R&D tax claim. A claim for fiscal 1998 of approximately $35,000 (Canadian) will be submitted. The federal tax department intent is to audit all such claims.

Two of the Company's long term debt financing arrangements [Note 3] are currently in arrears. The debtors have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s]. I.O.C. financing arrangements [Note 3] have been technically in default since Jan. 1, 1996; as such these debt's have been reflected as current liabilities on the March 31/99 balance sheet. I.O.C. has not notified the Company of it's default and it is expected that a mutual understanding of the Company's financial circumstances will preclude any negative action by either of the principals. Additionally, negotiations are continuing with I.O.C. to eliminate the debt; either by repayment in full, including accrued interest or by exchanging the aggregate debt and interest for an equity position in the Company. If these negotiations are successful it would eliminate a $332,049 US current liability, however, there can be no assurances that the Company will be successful in this endeavour.



                                     (9)

Present financing arrangements are not considered a long-term solution to the Company's financial needs. A change in the Company's capital structure had become necessary as a then existing authorized issue of fifteen million common shares was almost complete, therefore, to enable the Company to raise additional funds through private or public issuances in the future. An amendment to it's Certificate of Incorporation was completed in late July 1998. The Company's capital structure was modified to increase the number of authorized common shares from fifteen million to fifty million shares.

In this regard the Company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $225,000 US; additionally as part thereof, Non RedeemableWarrants of a three[3] year term, allowing the investor to purchase shares of the Corporation's Common Stock. Cash flow resulting from the debenture offering was used to reduce current trade payables and sustain on going operating expenses. In addition the offering provided for a subscription agreement and registration agreement.

Accordingly the Company has set aside the appropriate number of shares from the authorized and unissued shares of Common Stock for issuance (i) upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering; a further issuance of 50,000 shares of restricted common stock in consideration for legal services rendered and 50,000 shares of restricted common stock for services rendered in relation to the private offering.

The Company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a Registration Statement on Form SB-2. In total an aggregate of 6,913,251 shares of the company's common stock are being registered and sold to the public by our shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

The company will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.




                                    (10)

No significant capital expenditures are anticipated during the 4 Th. quarter of this fiscal year, however, if the market develops to the extent indicated by initial introduction of the Company's new product "Morfoam" to various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house, rather than contracting the work to an outside firm.

"Morfoam", a product for the plastics and rubber industry, is a chemical foaming agent and processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.


Results of Operations:

The Company's last two consecutive financial quarters have experienced profitability and it is hoped that this trend will continue for the fourth and final quarter of fiscal 1999, however, there can be no assurances of this.

Sales revenues for the first nine months of fiscal 1999 decreased 4 %, when compared to those for the corresponding period of the previous year. However, for the financial quarter ending March 31/99 sales revenues increased some 43%. over the previous year. The majority increase due to large metal composite orders received and processed. These orders represented a 100% increase over the corresponding period in the previous year. A larger percentage of this period revenues were for processing services where the materials used in production are provided by the customer. Accordingly, the current year decrease in revenues was offset by a corresponding decrease in material costs. Comparative gross margins, however, improved substantially due to the change in pricing arrangements and mix of business. The Company continues to pursue an ISO 9000 rating which has become an important requirement necessary to secure new customers and also maintain existing customers. The Company is endeavouring to reach this goal


                                    (11)
as soon as possible. It is hoped that the rating can be achieved during the current financial year, however, there can be no assurances of this.

The Company continues to develop and market the specialty compounding, with this segment representing 95 % of total revenues during the first nine months
of fiscal 1999.   Technical Ventures Inc. through its subsidiary Mortile
Industries' agreement with a customer to provide specialty compounding services to meet the customers entire North American requirements continues; volumes, although not as great as originally forecast, are steadily growing. The development of this agreement is the result of two and a half years of joint product development by both parties. In order to meet indicated production demands of this agreement and additionally with the very positive reception of the Company's new product Morfoam, it is anticipated that the Company's present production facilities will be operating near capacity by the end of the current financial year.

Under their agreement, the customer has indicated increased production requirements in calendar year 1999. With this possibility and the growth of Morfoam, it is anticipated a second manufacturing facility to be located in North Carolina, partially funded by the customer, could be operational late in the current fiscal year.

The Company continues to assess additional opportunities in it's expertise of specialty compounding. Metal composites, used in the munitions market, have become active again, having produced 13,000 Lbs. in the 1st quarter.
In October 1998, 55,000 Lbs., 55,000 Lbs. in January 1999 and 73,309 Lbs. in March 1999; representing year to date volumes of 210,392 Lbs, a 100% increase over the previous year. The customer has indicated the possibility of an additional large order. The Company anticipates that the order will be received and process prior to the end of the current financial year. The Company has also been advised by this customer that they anticipate sales to continue at a strong pace.

Administrative expenses have increased 15 % for the nine month period ending March 31, 1999 when compared to those for the corresponding period of the previous year. This increase due in part to the on going quest for financing and legal expense relative to modification of the Company's Certificate of Incorporation.

Interest and other financing costs decreased substantially when compared to those for the corresponding nine month period of the previous year, primarily the result of the agreement which eliminated the Dow debts in the fourth



                                       (12)
quarter of fiscal 1998 and the resultant decline in related interest expense and improved foreign currency exchange rates.

R&D expenses decreased 20%, when compared to those of the corresponding nine month period for the previous fiscal year, due to resources being redirected to manufacturing and sales expense.

Selling expenses increased 9 % as efforts are stepped up to introduce the new product Morfoam, to potential customers. In order to expedite sales of Morfoam, a sound distribution network is being established. Potential customers that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood.


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





                                       TECHNICAL VENTURES INC.



Date: April 30,1999                    BY:/s/ Frank Mortimer
                                           Frank Mortimer, President and
                                           Chief Executive  Officer




Date: April 30,1999                    BY:/s/ Larry Leverton
                                           Larry Leverton
                                           Chief Financial Officer














                                      (15)