Form 10KSB
period 1999-06-30
TECHNICAL VENTURES INC
filed 1999-10-14
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

				FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

State Issuer's revenues for its most recent fiscal year,  $1,131,279

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of September 30, 1998 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $4,261,000.

The number of shares outstanding of the Registrant's common stock, as of Sept ember 30, 1999 is 23,248,011.

Exhibit index is located on page 16 of this Annual Report on Form 10-KSB.

			      FORM 10-KSB
                    Fiscal Year Ended June 30, 1999

ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-11

Item 2.   Properties                                                 11

Item 3.   Legal Proceedings                                          12

Item 4.   Submission of Matters to a Vote of Security Holders        12




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       13

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    14-17

Item 7.   Financial Statements and Supplementary Data                17

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       17


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         18

Item 10.  Executive Compensation                                     18

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             19


Item 12.  Certain Relationships and Related Transactions             20


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                21

          Signatures                                                 22

Item 1. Business

Introduction:

Technical Ventures Inc. (the Company) is a New York corporation formed on
June 14, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective of the Company was to search for a business which in the opinion of its management, demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, the Company acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation. Prior to April 1992 the Company had been considered to be in its development stage.


The market in which Technical Ventures operates has had increased demand for products that meet certain requirements whether by companies or government legislation. These demands are met with TVI's products and services.
The Company has entered into a unique market niche that allows them to specialize in the production of the products to meet their clients needs and provide the technical support that may be needed. TVI has the capacity to tailor their production for each customers' requirements. Working closely with its client base in order to maintain good customer relations and help fully satisfy their needs, the Company is set apart from the others in the industry due to the technical support staff and direct distribution of the products.


Technical Ventures Inc.'s subsidiary Mortile Industries Ltd., deals in the design, development, and manufacturing of proprietary polymer, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer.


The applications for TVI's products expand into every area of plastics. Repeat business is also high, due to the technical complexity of their products and the loyalty to TVI by it's customers.


Since inception, the Company has expended $3,081,550 US in the development of it's products, including $76,850 in 1999, $94,874 during fiscal 1998 and $76,400 during fiscal 1997.


The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 1999 the Company has fourteen full time employees, all being employees of Mortile.


Technical Ventures and its subsidiary Mortile Industries, Ltd., are poised to fully penetrate the market and the Company has built the background to perform this goal. Due to its technology, products, management's expertise, customer support, future planning strategies and financial backing, the company is ready for rapid growth.

Product  & Service Description:

The Company has developed, manufactured, and sold a wide range of specialty resin materials for applications to many large multinational firms across the globe. TVI 's products have the means to lower their client's cost of raw materials while maintaining the product's performance. This has led to several reputable firms taking notice of the Company's achievements.

The Company's subsidiary, Mortile Industries Ltd., deals in proprietary polymer/thermoplastic compounds, composite compounds (a composition of plastic with other powdered materials), and specialty compounds which the company produces by mixing and pelletizing proprietary formulations specified by its customers. It is engaged in the design, development and manufacture of highly engineered specially formulated, high performance polymer materials. The Company's products and services are sold to end-use manufacturers in the industrial equipment, transportation, electronics, munitions and process industries markets.

Some of the Company's keys to success are:

             Success rate and performance of the Company's products Technical expertise and background of scientists and engineers Technical support provided for customers
             Global patents and licenses on the technologies
             Strategic alliances with large multinational firms
             Timing in a market where change is needed.

The development of the products and service by TVI has been a lengthy process. However, with the massive amounts of stringent tests on products and the very promising results, the management believes the market potential of the products will justify the time and costs.


Technologies:

Technical Ventures Inc. has focused its efforts on the development of proprietary thermoplastic compounds (plastics mixed with other solid materials) and specialty compounding which the Company produces by compounding and pelletizing proprietary formulations specified by its customers.

Polymer Technologies

A polymer consists of chains of molecules, called monomers, that combine or polymerize (normally with help from a catalyst) to form large molecular structures. Polymers are very versatile materials. For example, they can be cast into molds to create intricate structures, extruded through a spinneret to make fibers, or blended with liquids - including water - to make coatings, adhesives and thickeners. As a result, polymers have replaced, and continue to replace, natural products such as metal, wood, paper, cotton and glass in a broad range of applications. Moreover, the substitution is not driven primarily by cost, but by the increasing desirability of polymers based on their versatility and performance characteristics. Two common types of polymers are thermoplastics and thermosets which, collectively, are referred to as plastics.

Thermoplastics are the most common synthetic polymers. They are relatively inexpensive, light and durable, but not particularly strong.

Thermoplastics can be remelted at relatively low temperatures, thus making them recyclable. They are used in structural applications where exposure to high stress and heat are not concerns Common thermoplastics include polyethylene, polypropylene, polystyrene and polyvinyl chloride. Other thermoplastics such as engineering resins, which typically have higher strength and performance, include nylons and polycarbonates.

Thermosets polymerize at relatively high temperatures, normally through mixing with an initiation compound. During polymerization they are cross-linked, a process that increases their strength and durability relative to thermoplastics. They are generally stronger, more heat resistant and more difficult to process than thermoplastics. Common thermosets include epoxies most polyurethane's, unsaturated polyester, melamine and phenolics. Thermosets, however, cannot be re-melted or recycled.

In light of growing environmental pollution concerns, It is expected that the plastics industry will be forced by legislation to develop and manufacture plastics that are recyclable or to include recycled content. The plastics industry has undertaken extensive research to develop cost-effective thermoplastic products that are both durable and flame-retardant, particularly for applications in the wire, cable, transportation and construction industries.

Flame resistant polymer compositions have been available for many years. However,many such compositions relied on the presence of halogen based compounds to yield flame-retardancy. Halogen based compounds, on combustion, emit toxins including gaseous chlorine and bromine compounds. Other retardants can emit hazardous sulfur, cyanide and phosphorus gaseous compounds. Concerns by environmentalists worldwide have resulted in increased pressure on manufacturers of polymer-based products to eliminate plastics with such potential dangers.

TVI is working toward eliminating the halogens in certain polymer technologies while maintaining the same degree of flame-retardancy. In addition, the recycling of some plastics will be easier with the added polymer technologies of TVI. As the industry becomes more and more legislated by governments with regard to the environment, TVI plans to further explore the development of their substitute products to the industry. TVl's polymer compounds meet the current requirements of customers while adhering to the laws of the government.


Composite Technology:

The object of composite technology Is to mix plastic binders with powder materials of choice, and to prove specified strength and durability designed for use In a variety of plastics and foaming processes including injection, molding and extruding. The end result is a material that is both strong and durable, yet has flexible design options so it can be used in injection molding applications.

Injection molding is a process by which a compound is heated to a fluid state and injected into a cavity mold in the shape or form and density required. The fluid compound flows to the shape of the mold and is cooled to a solid state and then removed. Injection molding is a significantly less expensive alternative to machining and die casting.

This process reduces the cost of machining and die casting significantly. By applying existing technology to new ideas, TVI can successfully produce, for example, metal/plastic compounds suited to meet demand for the replacement of lead and other metals in many applications.

Opportunities to market these compounds exist in a variety of industries including automotive and munitions.


Specialty Compounds Technology:

Specialty compounding may be defined as the compounding and enhancement of the customer's proprietary formulation(s) into pellet form, which is a semi-manufactured form. This process involves the customer's presentation of required mix components, the physical mixing of the components, and then pelletizing the compound. Component raw materials for this process may be supplied by the customer or purchased by the Company on behalf of the customer .

Practical and technological expertise was gained from the use of the compounding and mixing machinery purchased in 1989. Laboratory and test facilities, which have now been put in place, have allowed the Company to secure major customers in their market.

One aspect of this service is what is known as master batches. This is the pre-dispersion of highly concentrated powders, which are to be mixed and diluted by "letdown" with resins in the final stages of manufacture.
The predisposed powders are added to the resins at the end-user extruder or molder. Typical master batches are: foaming agents, sulfur, zinc oxide, flame retardants, curing agents, processing aids, antioxidant stabilizers and slip and anti block agents.

A large portion of TVI's revenue for fiscal year end 1999, and the majority of the Company's efforts, have been concentrated on specialty compounding. In this business unit, the customers retain the Company to enhance and compound their proprietary formulations into a pellet form. With the assistance of the customer, TVI formulates the most effective and efficient method to mix the components.

Customers who retain TVI for specialty compounding are manufacturers of end-use plastics and plastic products. Generally, many manufacturers of these products do not compound component materials into a pelletized form themselves prior to manufacturing end products. However, an increasing number of manufacturers prefer this process because it provides for a more perfect dispersion of component materials which are often in powder form and streamlines their thermoforming systems.

Specialty compounding is particularly useful when manufacturing components are reactive. For example, reactive components are used In the curing or cross-Inking of rubber or plastic. Additionally, because powder components are difficult to work with, manufacturers prefer to work with pelletized master batches, as there are less environmental risks. TVI is fully capable of providing their customers with this pelletized form for ease of use and safety.


Research and Development


The research and development of the aforementioned technologies is targeted to establish as much technical and test data information needed to provide the technical sales staff and potential customers with the technical sales information. Product technical sales brochures are developed in order to inform potential customers and employees of the comparative benefits of TVI products.

Future development of products will focus on specific problems experienced in the marketplace and attempt to solve these problems with potential customers. There are thousands of injection molders and extruders operating with many different polymer and die configurations. The trained technical staff will be called upon to satisfy the customers' needs. Research and development will also continue to add additional products to meet the market requirements.


Patents

A U.S. patent was issued to the Company for its flame-retardant material in May 1991. The continuation in part of this same patent was issued in June 1993. Patents have since been granted by the European Communities Organization
(which include the countries of Austria, BelgIum, France, Germany, Great Britain, Holland, Italy, Spain, Sweden, and Switzerland). Another patent In Australia was granted effective March 1989 and official notice being receIved in January of 1993. The Canadian patent has been accepted and is pending. Patent applications in other fields of technology have also been filed.

The Company sold this and other significant proprietary technologies to the Dow Chemical Company in 1998, but retained certain licenses and rights to use these. It also has developed other proprietary technology and trade secrets. Since all manufacturing is "in-house" , the Company is able to protect its technology and quality while continually improving the product to maintain the customer loyalty.



Products

Technical Ventures, Inc. is very close to its customers and their needs, which allows it to identify areas of opportunity that may be exploited. The Company has developed a range of materials, having broad applications such as fillers, foaming agents, and pigment extenders. This product group delivers unique user benefits, such as smaller consistent cell size, which produces a stronger product and/or higher foaming capability . This translates into a lower raw material cost, which in turn reduces cost for the end-use manufacturer. The market for the product is large with a potentially large application in the automotive and construction market worldwide. Presently, a large multinational company in the automotive sector is testing the materials for application to their product lines.

Polymer Compounds:

TVI has developed, manufactured and sold one type of flame regardant, nontoxic, thermoplastic compound. It minimizes the hazards of fire and can be easily processed into end-use products. The Company has conducted extensive research and testing with regard to the use of this product in the construction and transportation industries.

The performance test results have concluded that TVl's thermoplastic products, when burned, emit none of the toxins discussed earlier. Additionally, the products possess anti-combustion, low toxicity attributes and are considered to be superior to other products presently available. Although the sale of TVI's thermoplastic products has not represented a significant portion of revenues to date, it is believed that these products have significant market potential.

Product roll out of these polymer compounds should increase with the expansion of manufacturing facilities.

Composite Compounds:

Using composite compounds, TVI has successfully produced metal/plastic materials that can be used in many applications as a replacement for lead and other metals. Presently, the Company supplies this product for use in munitions, fishing sinkers and lures, and for bushings in copiers and fax machines. Also, the Company is expected to market metal replacement compounds in the automotive, construction and firearms markets.

Many laws constraining use of lead are currently being reviewed by governments around the globe. A replacement will be needed for lead in munitions, fishing sinkers and lures, and various other lead based products. TVI can provide this replacement material with their composite compounds with none of the hazards that lead poses to the environment.


Specialty Compounds:

TVI has been selling a reinforcing agent used to increase the stiffness of plastics used for crates and component parts. The product has been thoroughly tested in incubator trays for the poultry industry and will now be offered to the industry at large.

The largest potential product of the Company is a specialty compound called Morfoam. It acts as a chemical foaming agent, nucleating agent and processing aid which undergoes an endothermic chemical reaction at processing temperatures. This reaction produces a gas resulting in fine cell structures in extrusion and molded parts. The Morfoam technology combines a chemical foaming agent, nucleating agent and processing aid into one easy to use master batch. Morfoam is a multi-component chemical concentrate encapsulated in a polyolefin carrier. Morfoam is produced in pellet form in order for customers to easily blend or meter into a wide range of polymer products.

As a foaming agent Morfoam produces a uniform cell structure that can reduce part densities by 40% or more. The fine foam structure also increases opacity, which allows for lower titanium dioxide levels in film and sheet The inherent fine particles in Morfoam also act as an efficient nucleating agent generating large quantities of fine closed cells. Morfoam also improves cell structures and reduces voids when nitrogen is used as the primary foaming agent. Morfoam can be used as a processing aid in extrusion and injection molding for improved output rates, reduced cycle times and enhanced surface appearance. Morfoam also reduces part stresses, sink marks, pinholes and furthermore acts as an efficient purging/cleaning agent.

During fiscal year 1999, the Company worked closely with three customers developing all types of compounding methodology for each customer's proprietary component formulations. TVI provided compounding services for Shaw Industries, Ltd.'s formulation for an industrial pipe wrap and coating. Compounding services for MLPC International's formulation for various proprietary rubber curing compounds were provided. Additonally, Fin Project's proprietary formulation for the footwear industry was also on the list of TVl's customers.

Because TVI retains these and other large multinational firms as current clients, and with their large demand for the Company's material, TVI plans on steadily increasing supply of the Company's products to them as capacity allows, thereby increasing revenues and profits. The reputations of these clients provide valuable references for obtaining new customers as well.


      Revenues As A Percentage of Consolidated Contract Revenues [CND]

CUSTOMER                             1999             1998             1997

Endex Polymer Additives  **	$18,431 - 1 %	$312,576 - 18 %	$535,635 - 44%
MLPC International             $341,794 - 22 %  $277,980 - 16 %
Shaw Industries Ltd.           $705,282 - 43 %  $698,583 - 41 % $622,097 - 51%
SNC Industrial Technologies    $200,005 - 12 %   $19,395 - 4 %

**Note Item 3 - Legal Proceedings



Pricing

The pricing structure of existing competitors has been evaluated and the products and compounding services are priced at the median. Since the Company's products do not form a major part in the pricing of the finished goods, the Company feels that the performance and product support will contribute most in the buying decision. TVI has more to offer their customers with respect to product performance and the technical support staff that can assist customers applications.

Warranties & Service Contracts

The product is supplied with a certificate of analysis confirming that it meets the required specifications, which is one mandatory requirement of ISO 9000 companies. No warranties are attached since TVI cannot monitor the processing conditions of use. There are no service contracts necessary, however, the Company's technical staff will assist customers if requested to do so.


Marketing


Market Niche

TVI has positioned itself to pursue niche markets where the following standards are essential:

	1. The ability to achieve superior dispersion of powders into the resins.
	2. Use of air-cooled heads for moisture sensitive materials.
	3. Use of nitrogen blankets for cooling in high humidity .
	4. Fast turn around of small orders.
	5. Equipment designed for ease of cleaning with minimum downtime and wastage.

In this market the Company has three distinct advantages: equipment, personnel, and size. The equipment was selected to achieve good dispersion in the proprietary polymer and composite technology. The Company's personnel, consulting scientists and chemists enable it to work closely and cooperatively with customers to meet their specific needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost-effective and timely manner.

Market Research

Market research has been concentrated on the endothermic foaming agents business and it was established that this represented the fastest growing segment of the market. Further marketing research pertaining to customer needs and competition is discussed later in this section.

The Company has identified over 400 potential customers from trade sources. Further, over 500 potential users have been located in a specific region of the United States. All of these are potential clients, and TVI has been aggressively seeking business through the introduction of their products to these users. Initial responses from these companies have been favorable and will lead to a larger customer base.

The results of our pre-marketing survey established that the market was not well served. This information was obtained by test marketing reports and meetings with potential customers. This has convinced TVI that their timing in this market is opportune.

Research was also conducted on product performance with specific attention pertaining to competition. TVI and their products out perform the competitors in most aspects. These factors give TVI the ability to leap the barriers to entry and penetrate this market. TVl's customer base will grow with direct proportion to the rate the company can grow to suit the needs of those customers.

Market Growth

Market review indicates that growth in plastic consumption is solid over the five years researched. The market size data shows the diversity of the market potential as well as the size of the opportunity.


Competition

Many competitive products have been evaluated in our laboratory and in the field by potential customers, and TVI's performance surpassed the competition's. TVI's products will have the competitive edge of performance and price, with special attention being paid to our technical support program, which builds brand equity among the customers.

The research and development effort has been geared toward a superior product at a competitive price. The Company's own manufacturing controls the processing cost. Therefore, as the business becomes further developed, lower overheads and less costly distribution channels are anticipated for TVI. Furthermore, during test marketing it was found that the large competitors were relying on distributors and agents that had limited technical experience in plastics. Once again, TVI will have the advantage over the competitors building long-term relationships and customers directly.

Competative Advantages

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon represent the most widely recognized competition with our polymer technology; all are substantially larger than the Company in terms of financial, marketing and research and development resources. Dow Chemical purchased some of TVI's technology in 1998. Lucent Technologies has assigned the product the highest quality rating, after subjecting the product to a five year rating program. The application of the polymer technology in wallboard is still the only plastic in its field to pass certain fire codes for high rise buildings. Additionally, in other applications where the product is being tested, customers observed that TVI's polymer technology out performs the competition.

In regard of composite technology; the Company has been able to achieve the highest filler levels to obtain maximum specific gravity and has no competition. The Company has patent protection through a licensing agreement with DuPont Canada, as it pertains to fishing sinkers and lures. The Company's composite for bushings for copiers and fax machines provides the scenario that is extremely difficult if not impossible to reverse engineer. However, as the product becomes more technical compounders such as L&P and others exist and continue to develop, as does the Company.

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


Backlog Information:

At June 30, 1999 the Company had a backlog of orders totalling
$(to be inserted) .





Item 2.  Properties


The Company currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. In July 1997 the Company increased its space to 17,300 square feet with a total monthly base rent of $7,776 (Canadian) exclusive of real estate tax escalations.
The current leases expire on March 31, 2002. This requirement was necessitated by the Company having been successful in acquiring the Specialty Compounding work for a French company and their need of a major portion of this increased space for the storage of raw materials required for their production orders.

Item  3.  Legal Proceedings


A legal action was commenced against the Corporation, its subsidiary, Mortile Industries Ltd., their President, Frank Mortimer and the Dow Chemical Company, on June 4,1999 in the Ontario Superior Court of Justice (Commerical List); by a former customer, Endex Polymer Additives Inc., Endex Polymer Additives Inc.
(USA), Endex International Limited and G. Mooney And Associates. The Dow Chemical Company is defending separately.

The claims allege breach of secrecy agreements, fiduciary duty and misuse of Endex confidential information. The Plaintiffs are seeking CND $10 Million compensatory damages, further punitive damages of CND $1 Million and interlocutory and permanent injunctions.

After submission of the Defendants' evidence, the Plaintiffs abandoned their claim for an interim injunction. The Defendants have moved for an expeditious trial. The Court has ordered the parties to combine the examinations for injunction proceedings with those for the preparation for trial.

On September 16-17, 1999, at the hearing of the interlocutory injunction motion, the parties agreed, on consent, to adjourn the motion until trial. The parties agreed to expedite the matter to trial with a target date of about December 1999.

Based on prior written legal opinion from its patent attorneys that the allegations are without merit, the Corporation has retained a law firm specializing in Intellectual Property Law and is vigorously defending the action.




Item  4.  Submission of Matters to a Vote of Security Holders

None

Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters


Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau Incorporated, a registered securities association:

                Quarter                   Low            High

                Sept. 1997              $0.200          $0.230
                Dec.  1997               0.250           0.280
                Mar.  1998               0.150           0.190
                June  1998               0.300           0.380
                Sept. 1998               0.110           0.900
                Dec.  1998               0.080           0.250
                Mar.  1999               0.150           0.300
                June  1999               0.105           0.330
                Sept. 1999               0.125           0.330


These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.



Holders:

As of June 30, 1999, there were approximately 1,000 shareholders of record.





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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

During the year ended June 30, 1999, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax refund, debt financing, equity capital and subscribed capital. The Company has reduced a portion of past due balances due to vendors and creditors. However, continued operating losses and monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.


Two of the Company's long term debt financing arrangements are currently in arrears. The aggregate amount of principal payments currently in arrears and outstanding, $418,796 [US]. However, the debtors have verbally agreed to allow a moratorium on principal repayments until the Company is in a financial position to make payment(s) or alternate arrangements can be
completed.   There can be no assurances that the Company will be successful in this endeavor, however, the debtors have indicated willingness to negotiate equitable settlements in good faith.


During the fiscal year the Company issued Restricted Common stock in consideration of current debt, and services in the amount of $110,721. Additionally through Private Placement of Restricted Common Stock an infusion of $72,811.

A Canadian tax refund for the financial year 1997 was received during fiscal 1999 in the amount of $8,000 (Canadian), representing the Ontario portion of a total refund of $35,000 CND for the fiscal year 1997. The Company has also submitted a claim for fiscal 1998 amounting to approximately $35,000 (Canadian). Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department has notified the Company of their intent to audit all such claims submitted.

Management does not consider these sources of funds (assuming the above refund claims are accepted) to be a long-term solution to the Company's financial needs and efforts are being made to complement these funds with additional debt or equity financing.

The Company continues to explore all opportunities with major investment banking providers in respect of financial requirements. Additionally if it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public equity issuance's in the future.

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

Accordingly the Company has set aside the appropriate number of shares from the authorized and unissued shares of Common Stock for issuance (i) upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering; a further issuance of 50,000 shares of restricted common stock in consideration for legal services rendered has been completed and 50,000 shares of restricted common stock for capital advisory services rendered in relation to the private offering.

The Company has prepared and filed with the Securities Exchange Commission, a Registration Statement on Form SB-2 to register the shares of the Corporation's common stock underlying the Debentures, Warrants and the shares of common stock issued for legal services rendered and for services rendered in relation to the private offering.

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

In that regard the Company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a Registration Statement on Form SB-2. Subsequent to receipt of Comments by the S.E.C. the Company prepared and filed response to comments received and Amendment 1 to Registration Statement Form SB-2, this amended filing was completed on September 5, 1999. In total an aggregate of 6,893,141 shares have been registered to be sold to the public by our shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock. On October 8, 1999 further comments were received from the S.E.C. and which will require an additional amendment and response.

No significant capital expenditures are anticipated during fiscal 2000, however, if the market develops to the extent indicated by introduction of the Company's new product "Morfoam" to many various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house rather than contracting the work to an outside firm.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000.

Results of Operations - Comparison of Fiscal 1999 To Fiscal 1998:

For the fiscal year ending June 30, 1998, the Company had gross sales of $1.131 million, of which approximately $1.05 million was generated from specialty [contract] compounding work.

Gross margins as a percentage of net sales increased to 32 % from 17 % for the year ended June 30, 1998. This increase was due in part as the result of a shift in pricing arrangements with some of the Company's customers, e.g. non provision or provision of raw materials when processing the customer's orders and price increases on those orders which require the Company to provide raw materials within the pricing structure. Additionally, order volumes increased, improving efficiency in the manufacturing process.

Financial and Interest Expense decreased $42,112 in fiscal 1999. Decreases in the average outstanding indebtedness being the primary contributing factor.

Administrative expense increased $28,563 during fiscal 1999 relative to legal expenses required to amend the Company's Certificate of Incorporation and capital structure and in the quest for financing. R&D Expenses decreased $14,375 as resources were diverted to the manufacturing and sales effort required for the Company's new product "Morfoam". Selling expenses increased by $18,950 in fiscal 1999 as the Company pursued marketing of its new product "Morfoam" and endeavors to introduce the product to the market.

Revenues for fiscal 1999 decreased 4.5 % over the preceding year, however, gross margins improved dramatically due in part to a shift in pricing arrangements with some customers, increase pricing with other customers; additionally, order volumes increased thereby improving the efficiency in the manufacturing process. Sales were significantly below anticipated levels, in particular, sales of proprietary products. Furthermore, while these Company materials have been accepted by its customers for use in their manufacturing, acceptance of the finished products by the end users continue to be slow, but improved over the previous year due to minimal sales of the Company's new product "Morfoam".

Customer projections for the current year anticipate a major growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.

During fiscal 1999 sales to several newer customers of specialty compounding materials were lower than levels which they had expected and had indicated to Company management. However, a customer's anticipated significant increases in sales of munitions products were subsequently achieved during fiscal 1999. In regard of other products manufactured using a composite of metal and plastic materials, manufactured by the Company as a substitute for lead, the customers projections had anticipated legislation banning lead, which did not take place. The customers have indicated their optimism that future growth in this market is imminent, but there can be no assurance in this regard.

The sales launch of the new product for the rubber and plastic industry commenced in early June of 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe. Although there has been widely accepted response to the product, actual sales have been minimal but the Company enters its fiscal year with some confidence, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products at satisfactory selling prices, thereby enabling the Company to grow and meet the anticipated demand for its products, although there can be no assurance of this.



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





Item 7.  Financial Statements and Supplementary Data


See Part IV, item 13 for Index to Consolidated Financial Statements and
Schedules.





Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures


None

                                  -PART III-

Item 9.  Directors and Executive Officers of the Registrant

The directors and officers of the Company at June 30, 1999 are as follows:

       Name                         Age             Position with Company

Frank Mortimer                      60               Director, President

Bryan Carter                        78               Director, Vice President

Larry Leverton                      60               Director, Secretary
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



Item 10 Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $61,615, $63,450 and $66,000, for the years ended June 30, 1999, 1998 and
1997, respectively. These amounts constituted Mr. Mortimer's sole compensations from the Company. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of the Company receivd a total salary and bonus in excess of $100,000 during any of the three year period ended June 30, 1999.

Item 11 Security Ownership of Certain Beneficial Owners and Management


The following table indicates the name of each person who is known by the Company to be a beneficial owner of more than five-percent of its common stock as of June 30, 1999, the ownership of those persons on such date, and the stock ownership of all officers and directors of the Company as a group. The address of all persons listed is in care of the Company.

                                  Number of Shares
Name of                            Beneficially                   Percent of
Beneficial Owner                     Owned (1)                    Common Stock

Frank Mortimer                   2,199,773 (2)                        10.00 %
L.R. Leverton Enterprises          591,448 (3)                         2.67 %
Bryan Carter                       165,000                             0.9  %

All Officers & Directors
As A Group                       2,956,221                          13.4 % (4)


(1) Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

(2) Includes 453,020 shares owned by Mr. Mortimer's wife, Anne Mortimer and 200,000 shares owned by Mr. Mortimer's son, Roger Mortimer.

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

Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, management believes that during the year ended June 30, 1999. all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.

Item 12.  Certain Relationships and Related Transactions


For the fiscal year ended June 30, 1999, the following material transactions between the Company and its officers, directors and/or beneficial owners took place:


   The following Restricted Common shares of the Company were purchased by officers and directors of the Company at par value:

    Frank Mortimer, Director & President 1,450,000 Restricted Common Shares Bryan Carter, Director & Vice President 50,000 Restricted Common Shares
    L.R. Leverton Enterprises Inc.            250,000 Restricted Common Shares


	Restricted Common Shares purchased by employees (beneficial owners) of the Company shares, at par value:

                Employees (2)                 350,000 Restricted Common Shares


	Restricted Common Shares purchased by existing shareholders (beneficial owners) of the Company shares, at par value:

                Beneficial Owners (8)       3,950,000 Restricted Common Shares


Transactions at par value, with directors, officers and employees, in consideration that no salary increases have taken place since 1991, except in promotional circumstances, and in recognition of long term employment and support of the Company.

Transactions with existing beneficial shareholders at par value, in consideration for their long term personal financial assistance and support of the Company.

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




                                                  TECHNICAL VENTURES INC.



Dated:  October 13, 1999                          By:/s/Frank Mortimer
                                                  Frank Mortimer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: October 13, 1999                           By:/s/Frank Mortimer
                                                  Frank Mortimer, President,
                                                  Principal Executive Officer
                                                  and Director


Dated: October 13, 1999                           By:/s/Bryan Carter
                                                  Bryan Carter, Vice President
                                                  Director


Dated: October 13, 1999                           By:/s/Larry Leverton
                                                  Larry Leverton, Secretary
                                                  Treasurer and Principal
                                                  Accounting Officer, Director

                             TECHNICAL VENTURES INC.
                                 AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED JUNE 30, 1999

		 TECHNICAL VENTURES INC. AND SUBSIDIARIES

		     INDEX TO FINANCIAL STATEMENTS





							      PAGE


Independent Auditors' report                                  F-2



Technical Ventures Inc. and Subsidiaries

Consolidated Financial Statements:


  Balance sheet:
    Years ended June 30, 1999 and 1998                        F-3

  Statement of Operations:
    Years ended June 30,1999 and 1998                         F-4

  Statement of Changes in Shareholders' Deficiency:
    Years ended June 30,1999 and 1998                         F-5

  Statement of Cash Flows:
    Years ended June 30,1999 and 1998                      F-6 & F-7


Notes to Consolidated Financial Statements                 F-8 - F-19

Schwartz Levitsky Feldman
Chartered Accountants
Toronto, Ottawa, Montreal




                           REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Technical Ventures Inc.


We have audited the accompanying consolidated balance sheets of Technical Ventures Inc. (Incorporated in New York State) as of June 30, 1999 and
June 30, 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the years ended June 30, 1999 and June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Technical Ventures Inc. as of June 30,1999 and June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1999 and June 30, 1998, in conformity with generally accepted accounting principles in the United States of America.

The company has sustained significant operating loss since its inception as indicated in note 7. There is substantial doubt as to the company's ability to continue as a going concern if additional financing is not obtained.






Toronto, Ontario                /s/Schwartz Levitsky Feldman
October 12,1999                  Chartered Accountants


1167 Caledonia Road
Toronto, Ontario, Canada
M6A 2X1

Tel: 416 785 5353
Fax: 416 785 5663

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS

                                                         June 30,       June 30,
                                                           1999           1998
                                   ASSETS


CURRENT ASSETS

Cash                                                      $13,883       $17,605
Accounts Receivable                                       124,435       118,140
Inventory (Note 2)                                         45,143        34,663


  TOTAL CURRENT ASSETS                                    183,461       170,408

Other Assets
  Advances To Shareholders                                 62,392        35,904
  Deposits                                                 13,647        26,247
  Prepaid Expenses                                         15,769           685

  PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation of $492,453 at
  June 30,1999 and $510,118 at June 30,1998
  June 30,1998 (Note 3,6,10)                              155,437       177,231

  INTANGIBLE ASSETS, net of accumulated
  amortization of $5,452 at June 30,1999
  and $5,119 at June 30,1998                                  646           965


                            TOTAL ASSETS                 $431,351      $411,440



              LIABILITIES AND STOCK HOLDERS DEFICIENCY

CURRENT LIABILITIES


Current Portion of long term debt (Note 6):
  Notes Payable (Note 11)                                $29,529       $120,538
  Capital lease obligations                               77,046         77,594
  Other                                                  341,749        376,296

Loans & advances:
  Private Lenders (Note 10)                               61,859        170,668
  Shareholders, unsecured interest free                  170,793        147,653

Accounts payable and accrued expenses                    283,965        384,889

    TOTAL CURRENT LIABILITIES                            964,941      1,277,637


LONG-TERM DEBT, net of current portion:

  Notes Payable (Note 11)                                 64,049

  Shareholder (Note 6)                                   305,442        330,022

  Other (Note 6)                                          26,795         52,891

MINORITY INTEREST (Note 6)                                     0              0


COMMITMENTS AND CONTINGENCIES (Note 5,7,9)

SHAREHOLDERS' DEFICIENCY: (NOTE 8)

  Common stock, $.01 par value, 50,000,000 shares authorized:

  Issued and outstanding, 22,198,011 shares at
  June 30,1999 and 14,711,341 at June 30, 1998          $221,980       $147,113


  Additional Paid in capital:                          4,165,410      4,056,744
  Paid In Capital for Subscribed Common Stock            167,233



  Deficit                                             (5,797,808)    (5,759,538)
  Foreign currency translation adjustment                313,319        306,571

    Total Shareholders' deficiency                      (929,876)    (1,249,110)


                   TOTAL LIABILITIES                    $431,351       $411,440



See notes to consolidated financial statements.

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                        Year Ended June 30,
                                                         1999        1998


NET SALES                                            $1,131,279    $1,185,091


COST OF SALES                                           763,922       984,899

GROSS MARGIN                                            367,358       200,192



SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Administration                                        175,352       146,789

  Financial
    Interest & Other                                     64,689       106,801

  Research & Development                                 80,498        94,874

  Selling                                                90,746        71,790

  Gain From Disposal                                                   (3,486)

                                                        411,286       416,768


LOSS BEFORE INCOME TAX RECOVERY & GAIN
ON TRANSFER OF TECHNOLOGY RIGHTS                        (43,928)     (216,576)


  Gain From Transfer of Technology Rights                             693,415


INCOME AFTER GAIN ON TRANSFER OF TECHNOLOGY RIGHTS      (43,928)      476,839

  R&D Investment Tax Credit Refund                        5,658        42,755


NET INCOME [LOSS]                                      ($38,270)     $519,594



NET INCOME [LOSS] PER COMMON SHARE                       ($0.00)        $0.04


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           20,237,097    14,676,752




See notes to consolidated financial statements.


		    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)


                                           Common Stock         Additional     Subscribed                    Cumulative
                                      Issued and Outstanding      Paid In      Paid In                       Translation
                                         Shares       Amount      Capital      Capital       Deficit         Adjustment

Year Ended June 30, 1998:
  Balance, beginning of year           14,586,341    $145,863    $4,048,994                  ($6,279,132)     $221,844

  Issued In Exchange For Services         125,000       1,250         7,750

  Net Income                                                                                    $519,594

  Cumulative Translation Adjustment                                                                            $84,727


Balance, end of year                   14,711,341    $147,113    $4,056,744                  ($5,759,538)     $306,571


Year Ended June 30, 1999

  Issued In Exchange For Services         550,000       5,500        17,201

  Issued In Private Placements          4,900,003      49,000        23,812

  Issued In Debt Reduction              2,036,667      20,367        67,653

  Subscribed Paid In Capital
  (Net of Related Expenses)                                                    $167,233

  Net Income                                                                                   ($38,270)

  Cumulative Translation Adjustment                                                                             $6,748

Balance, end of year                   22,198,011    $221,980    $4,165,410    $167,233      ($5,797,808)     $313,319







See notes to consolidated financial statements







		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS


							 Year Ended June 30,                              1988          1997
                                                         1999          1998

CASH FLOW FROM OPERATING ACTIVITIES:

  Net Income [Loss]                                    ($38,270)     $519,594
   Adjustment to reconcile net loss to net cash used by operating activities:

    Depreciation and amortization                        30,079        10,874
    Gain On Disposition of Property & Equipment          (1,373)

    Gain On Transfer of Technology Rights                            (682,278)

    Issue of Stock For Services                          22,701         8,999

    Net Change in non-cash operating assets
     and liabilities                                   (146,935)      (53,749)


Net Cash used by operating activities                  (133,798)     (196,560)



CASH FLOWS FROM INVESTING ACTIVITIES:

  Property & Equipment Acquisition                       (9,565)       (8,035)
  Proceeds From Sales of Property & Equipment             3,321


Net cash used by Investing Activities                    (6,244)       (8,035)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) loans,
   notes and advances:
     Bank Note                                          (26,960)      (14,692)
     Line of Credit                                     (35,375)      (11,150)
     Long-term debt                                     (26,929)       32,576
     Private lenders                                    (62,747)       81,298
     Shareholders                                        39,333       121,483

  Issue of Restricted Common Stock                       72,811
  Issue of Converible Debenture                         167,223


Net Cash Provided by Financing Activities               127,357       209,515

EFFECT OF EXCHANGE RATE ON CASH                           8,963       (11,088)


Change in Cash Balance for the year                     ($3,722)      ($6,168)

Cash Balance:
  Beginning of year                                      17,605        23,772

  End of Year                                           $13,883       $17,605





See notes to condensed consolidated financial statements.

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENT OF CASH FLOWS
		     SUPPLEMENTARY CASH FLOW INFORMATION


							Year Ended June 30,
                                                        1999           1998



Non-Cash Financing and Investing Activities:

  Issue of Restricted Common Shares Reducing
  Debt Liabilities

     Private Lenders                                    62,800

     Shareholders                                       25,420


                                                       $88,220



STOCK SUBSCRIBED UPON CONVERSION                      $167,223



PAYMENTS MADE DURING THE YEAR FOR INTEREST             $19,745       $15,203





Net change in non-cash operating assets and liabilities:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilities:

    Accounts Receivable                                ($6,035)      $38,765
    Inventory                                          (10,404)         (610)
    Other assets                                       (28,835)      (16,477)
    Accounts Payable and accrued expenses             (101,661)      (75,427)

                                                      ($146,935)    ($53,749)
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


Earnings [Loss] Per Share:

   Basic earnings per share is computed based on the average number of common shares outstanding during the period.

   Diluted earnings per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Such securities or contracts are not considered in the calculation of diluted earnings per share if the effect of their exercise or conversion would be antidilutive.

Intangible Assets:

   Cost of intangible assets are being amortized using the straight-line method over periods ranging from 5 to 17 years.

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Foreign Currency Translation:

   The financial statements of Canadian subsidiaries have been translated into US. dollars as follows:

   (a) Assets and Liabilities at the rate of exchange in effect at the balance sheet date, June 30, 1999 at $0.6835US and June 30, 1998 at $0.6820.

   (b) Revenues and expenses at the average exchange rate during the period, July 1, 1998 through June 30, 1999 at $0.6790 US and June 30, 1998 at $0.7056.

   Exchange gains or losses arising from the translation are deferred and included as a separate component of shareholders' equity (deficiency).

   All amounts presented in these financial statements are expressed in US. dollars unless otherwise stated.


Contingent Liability Costs

     The Company reflects legal costs incurred for any contingencies as a charge to operations of the year in which the expenditures are determined.


Fair Value Presentation

     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.



Stock Based Compensation

In December 1995, SFAS No 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.


Note 2 - Inventory:

	Inventory at June 30, 1999 is comprised entirely of raw materials inventory.

Note 3 - Property and Equipment:

	Property and equipment at June 30,1999 is comprised as follows:

                 Equipment:
                 Under Capitalized Leasing Arrangements         $230,360
                 Other                                           375,811
                 Furniture & Fixtures                             37,502
                 Leasehold Improvements                            4,217

                                                                 647,890

                 Less Accumulated Depreciation
                 & Amortization                                  492,453


                                                                $155,437

Note 4 - Foreign Operations:

The following table summarises certain information regarding the Company's US. and Canadian operations:

                                           US         Canadian    Consolidated
Year Ended June 30, 1999
Revenue from unaffiliated customers               $  1,131,279   $  1,131,279
Income (Loss) From Operations       $ ($73,061)   $     34,791   $    (38,270)

Identifiable assets at end of year                    $431,351       $431,351

Year Ended June 30, 1998

Revenue from unaffiliated customers               $  1,185,091   $  1,185,091
Income (Loss) From Operations       $  (46,220)   $    565,814   $    519,814

Identifiable assets at end of year                $    411,440   $    411,440

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes:

During the year ended June 30, 1999, the Company received an additional $8,720 (Canadian) resulting from research and development refundable tax credit claims, filed for the year ended June 30, 1997; having reported in fiscal 1998, $26,282 (Canadian) of the 1997 claim. A claim for approximately $35,000 (Canadian) has been submitted for fiscal 1998. It is anticipated that this 1998 claim will be subject to audits and there can be no assurance that they will be honoured and if they are, the amount of the refunds may be substantially less than the claim amounts. Additionally the Company will file a claim for approximately $35,000 (Canadian) for fiscal 1999.

Recovery of Income taxes for the year ended June 30, 1999 consists entirely of a current recovery of Canadian income taxes resulting from a reduction in the Company's deferred tax asset valuation allowance. The aforementioned tax refund was the primary factor contributing to the decrease in the valuation allowance.

The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 1999:

                                   US Federal      State & Local   Foreign(1)

Loss Carry Forwards                  $331,000            $87,000     $276,403
Credit Carry Forwards:
  Non Refundable Credits                                                6,201
      Refundable Credits                                               23,923
  Depreciation & Amortization
  Valuation Allowance                (331,000)           (87,000)    (306,527)

                                           $0                 $0           $0


Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarised as follows:

                         Net Operating Loss Carry Forward

Expiring
June 30,       US Federal      State & Local   Foreign (1)     Foreign
                                                               Research &
                                                               Development
                                                               Tax
                                                               Credits(1)

2000                                            $244,115            $3,294
2001                3,000              3,000     260,898
2002              225,000            225,000                         1,018
2003               21,000             21,000      44,550             1,889
2004              150,000            150,000      93,235
Thereafter        575,000            572,000

TOTAL            $974,000           $971,000    $642,798            $6,201


(1) Converted to US dollars based on conversion rate at June 30, 1999

Note 6 - Long Term Debt:

           At June 30, 1999, long-term debt consists of the following:



           Notes & Loans

Unsecured shareholder notes, loans
and other payable balances: 		    CURRENT    NON-CURRENT    TOTAL

Subordinate to notes payable to Cooper
Financial Corp. interest at the greater
of prime or 10%                                           $23,395    $23,395

Subordinate to note payable, I.O.C. :
   Interest 15 %                                           17,250     17,250

Interest free:

     Notes and loans                        170,793        10,253    181,046
     Accrued Interest                                      99,150     99,150
     Accrued compensation                                 155,394    155,394

                                           $170,793      $305,442   $476,235

Other:

Innovation Ontario Corp. (I.O.C.),
outstanding balance of $499,999
(Canadian) Payable in quarterly
instalments of $30,315 (Canadian),
including interest at 8%.  At June 30,
1999 the Company was in default and
the entire balance past due(1);             341,749                  341,749

Liabilities Subordinate to I.O.C.
Note Payable:

 Unsecured loans, private investor,
 interest at 10%                                           26,795     26,795


Cooper Financial Corp.'s note,
outstanding balance of $93,578 at
June 30, 1999 was renegotiated resulting
in a 35 month term note at a fixed rate
of interest of 10%, with monthly
instalments of $3,150. (2)                   29,529        64,049     93,578

                                           $371,278       $90,844   $462,122


Leasing Liabilities:

Obligations under capitalised leasing
arrangements payable in monthly
instalments of: $9,981 net of amount
representing interest of $2,790. at
June 30th the Company was in default
and the entire balance past due (3);        $77,046                  $77,046


                                            $77,046                  $77,046

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 6  -   Long Term Debt:  (continued)

(1) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 30% interest in Mortile in 1995. Mortile had previously been a wholly owned subsidiary of the Company. I.O.C. investment in Mortile is reflected in the financial statements as a minority interest. Mortile had the option to repurchase the shares, the Company failed to exercise this option. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance at June 30, 1999 is reflected as a current liability in these financial statements. The I.O.C. note is collateralized by all previously unsecured assets of the Company. At June 30, 1999 the outstanding principal balance was $499,999 (CND.)
and accrued interest of $98,708(CND).

During fiscal 1998 the Company attempted, through negotiations with I.O.C. to eliminate the debt and regain the 30 % equity position in Mortile.
The Company suggested one of two methods to I.O.C.

      (a) Finding an alternative source of funds thereby enabling it to purchase the debt, earned interest and simultaneously regain I.O.C.'s 30% equity position in the company's subsidiary Mortile Industries.

      (b) Alternatively the Company suggested that I.O.C. exchange the debt and equity position in Mortile Industries for an equity position in Technical Ventures Inc.. The investment value would be based on the outstanding principal and earned interest due I.O.C. but would also give consideration to and reflect the price of the Company's shares in the market, at the time of exchange of debt for equity.


It was determined that I.O.C. preferred (b), an equity position in the Company, however during negotiations the extent of I.O.C.'s equity position in Technical Ventures became a point of contention and negotiations became stagnated. However, I.O.C. continues to monitor the performance of company and remains open to continuing discussions towards a negotiated settlement. I.O.C. has not indicated any intent to exercise remedies.




(2) In August 1999 the Company refinanced its obligation to Cooper Financial Corp.. A refinancing charge was assessed, increasing the then outstanding principal balance of $91,207 to $95,999. The terms of the refinancing require 35 monthly payments of $3,150 and a final payment of $954.
Interest is at 10%.

This obligation is included in the balance sheet with long-term debt under the terms of the refinancing arrangement.

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Long-term debt:  (continued)

(3) At June 30, 1999, the Company was in default on this capital lease arrangement and the entire balance was past due. Although the lessor has not called the lease, the lease is payable on demand. Accordingly the outstanding principal balance at June 30, 1999, is reflected in these financial statements as a current liability, as is accrued interest.


This lease commenced in September of 1989. It was extended in January 1993 for a period of twenty four [24] months. The lessor, having had a business relationship with the Company for many years and therefore being aware of the financial difficulties experienced by the company, has agreed to accept payments when the company can make a payment[s] and additionally not invoke terms of default. At June 30, 1999 the principal balance due is $77,046 and accrued interest of $60,645 .






		Long-Term debt matures as follows:


Year Ending June 30,              Shareholders      Other           Total

                    2000           $170,793        $371,278        $542,071
                    2001                             32,621          32,621
                    2002                             31,428          31,428
                    2003
              After 2004            305,442          26,795         332,237

                                   $476,235        $462,122        $938,357




The Company's obligations under capitalized leasing arrangements are payable in fiscal 2000.


Payments of long-term debt and capitalised lease obligations under agreements expressed in Canadian dollars, have been converted to US dollars based on the exchange rate at June 30, 1999.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Going concern:

The company has sustained significant operating losses since its inception and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing. Liquidation value of the Company's assets approximate carrying value. Accordingly, no adjustment has been made to the value of the Company's assets in consideration of its financial condition.

With expected increases in sales levels in the next fiscal year, it is anticipated that cash flows required to fund operations will be reduced.


A Canadian income tax claim for approximately $35,000 (Canadian) has been submitted for fiscal year 1998 and will also submitt a claim of approximately $35,000 (Canadian) for fiscal year 1999. Even if the tax claims are accepted and the funds are received, they would only be sufficient to satisfy the Company's immediate cash flow requirements and are not sufficient for the Company to sustain it's operations and meet current debt service requirements. Accordingly additional sources of funds are necessary. The Company continues to assess completing a private or public stock offerings.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 8 - Shareholders' deficiency:

Restricted Common Shares reserved for convertible debt and stock purchase options:

        For convertible debt                                    50,000
        For common stock purchase options at:
        $.50 per share; without expiration                      50,000
										_____

                                                               100,000







Additionally the Company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $225,000 US; additionally as part thereof, Non RedeemableWarrants of a three[3] year term, allowing the investor to purchase shares of the Corporation's Common Stock.

Accordingly the Company has set aside the appropriate number of shares from the authorized and unissued shares of Common Stock for issuance (i) upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

The Company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a Registration Statement on Form SB-2. In total an aggregate of 6,893,141 shares of the company's common stock are being registered and sold to the public by certain shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

This SB 2 Registration filed in April has received comments from the S.E.C. and requires an amended filing; therefore the SB 2 Registration has not been declared effective. The Company filed the amendment early in September 1999 and has subsequently received, on October 8th, 1999, additional comments from S.E.C. which must be responded to and will require a further amendment to the SB 2 Registration.

Restricted Common shares were issued during the year in consideration of services rendered to the Company, the conversion of debt and cash received on a private placement. The transactions were recorded at the trading value of the shares at the time of issue, net of a discount for restricted shares. The excess of the transaction price over the stated capital is reflected as paid in capital.

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 9 - Leases:

	At June 30, 1999, under a real property lease classified as an operating lease, the Company leases a total of 17,300 Sq. Ft. of space.
This lease expires on March 31, 2002. The minimum rental payments which are in Canadian currency, have been converted into US dollars using the exchange rate at June 30, 1999.

Therefore the Company's future minimum rental payments (excluding real estate taxes) for the full three year term of the lease total $179,087; as follows:
fiscal 2000, $64,228;   2001, $65,219;   2002 to the term of lease, $49,580.








	Rent expense was $49,965 and $58,061 for 1999 and 1998 respectively.







Note 10 - Loans and Advances At June 30, 1999:

                    Private Investors:
                     Equipment financing:
                          Interest at 10%                   $11,859

                    Unsecured Demand Loans:
                      Interest Free                          25,000

                      Interest at 10%, convertible
                      in 50,000 shares of common stock       25,000



                                                           $ 61,859

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Earnings per share:

	Earnings per share has been calculated as follows:

                                                        Year Ended

                                                          June 30,

                                                  1999              1998
Basic earnings per share:
 Net income (loss) attributable to
 common stock                                   ($38,270)          $519,594

 Weighted average number of common shares
 outstanding                                   20,237,097        14,678,752

 Net income (loss) per common share              ($0.00)           $0.04

Diluted earnings per share:
 Net income (loss) per common share             ($38,270)          $519,594

 Interest on dilutive convertible debt              ---               2,500
 Interest on dilutive debentures

 Net Income (loss) attributable to
 common stock assuming dilution                 ($38,270)          $522,094



 Weighted average number of common
 shares outstanding                            20,237,097         14,678,752


 Assumed conversion of dilutive
 convertible debt (a)                                  ---              50,000
 Assumed conversion of dilutive stock
 purchase options (b)                                  ---              50,000
 Assumed conversion of dilutive warrants(c)
 Assumed conversion of dilutive debentures(d)


 Weighted average number of common
 shares outstanding, assuming dilution         20,237,097         14,778,752

 Net income (loss) per common share
 assuming dilution                                ($0.00)              $0.04

(a) Stock purchase options
      There are options outstanding to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share.
      All such options are exercisable and there is no termination date on the options, (Note 8).

(b) Convertible Debt
      The Company has outstanding a $25,000 principal amount promissory note which is payable upon demand of the holder thereof. Such note is convertible, at any time, at the option of the holder thereof, into 50,000 shares of the company's common stock, (Note 8).

(c) Warrants
      See Note 8

(d) Debentures
      See Note 8

Diluted earnings per share has not been calculated, as each of the above, on an individual basis, has an anti-dilutive effect on earnings per share.

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 12 - Major Customers:


One customer accounted for 40% and 41 % of the Company's consolidated revenues for fiscal 1999 and 1998, respectively. Another customer accounted for 21 % and 19 % of consolidated revenues for fiscal 1999 and 1998 respectively. Another customer accounted for 13% of consolidated revenues for fiscal 1999. The loss of one or more of these customers would have a detrimental effect on the Company's operating results.




Note 13  -  Forward Looking Statements:


This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


Note 14 - Contingent Liability:

The Company is contingently liable under a breach secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. The Company's attorneys are of the opinion that the Company's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses.



Note 15 - Uncertainty Due To The Year 2000 Issue:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of The Year 2000 Issue may be experienced before,on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of The Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.