Form 10QSB
period 1999-09-30
TECHNICAL VENTURES INC
filed 1999-11-29
CIK 788340

                                 Form 10 -QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended  September 30, 1999

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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 1999.

            23,248,011 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                           Page 1 of 13 Pages

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              September 30       September 30
                                                  1999                1998

                                                UNAUDITED          UNAUDITED

                         ASSETS


CURRENT ASSETS

  Cash                                                               $10,368
  Accounts Receivable                           $146,590              65,680
  Inventory (Note 2)                              40,982              37,510



                TOTAL CURRENT ASSETS             187,572             113,558


OTHER ASSETS

  Advances To Shareholders                        62,319              36,407
  Deposits                                        13,607              10,902
  Prepaid Expenses                                 6,346                 704

PROPERTY AND EQUIPMENT, at cost, net
of accumlated depreciation of $498,846
at Sept. 30,1999 and $449,943
at Sept. 30, 1998                                147,148             162,496


INTANGIBLE ASSETS, net of accumulated
amortization of $5,517 at Sept. 30, 1999
and $4,979 at Sept. 30, 1998.                        563                 847



               TOTAL ASSETS                     $417,556            $324,914




                         LIABILITIES AND STOCK HOLDERS DEFICIENCY

CURRENT LIABILITIES

  Bank Overdraft                                  $5,527

  Current Portion of long term debt (Note 3):

    Notes Payable                                 30,023             114,048
    Capital lease obligations                     77,052              77,052
    Other                                        340,749             326,549

  Loans & advances:
    Private Lenders                               61,824             101,339
    Shareholders, unsecured
    interest free                                183,923             172,745


  Accounts payable and accrued expenses          384,002             286,276


               TOTAL CURRENT LIABILITIES       1,083,102           1,078,008


LONG-TERM LIABILITIES, net of current portion:

   Notes Payable                                  61,256

   Shareholders                                  307,232             299,304

   Other                                          26,717              47,692


MINORITY INTEREST                                      0                   0



SHAREHOLDERS' DEFICIENCY:
 Common stock, $.01 par value,
 50,000,000 shares authorized:
 Issued and outstanding, 23,248,011
 at September 30, 1999 and 19,798,011
 shares at September 30, 1998                   $232,480            $197,780


 Additional Paid in capital:                   4,861,097           4,485,370
 Paid In Capital -
 For Subscribed Common Stock                     165,717

 Deficit                                      (6,633,801)         (6,130,496)
 Foreign currency translation
 adjustment                                      313,757             347,256

   Total Shareholders' deficiency             (1,060,750)         (1,100,090)


                                                $417,556            $324,914



   See Notes To Condensed Consolidated Financial Statements





                                      (2)

                  TECHNICAL VENTURES INC.   AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOT AUDITED)




                                                     THREE MONTHS ENDED
                                                          SEPTEMBER
                                                   1999                1998

SALES                                           $288,411            $240,990



COST OF SALES                                    237,554             186,389


GROSS MARGIN                                      50,857              54,601


        GENERAL EXPENSE

Administration                                    43,838              39,090


Financial
 -Interest & Other                                21,904              20,694


Research & Development                            17,104              21,936


Selling                                           33,963              17,194



TOTAL GENERAL EXPENSES                           116,810              98,914



OPERATING LOSS - Before Extrordinary Items       (65,953)            (44,313)



 Contingent Related Legal Expense                 74,353

 Issued Shares, Fair Market Value Adjustment     180,338             326,860



LOSS BEFORE OTHER INCOME                        (320,644)           (371,173)



OTHER INCOME

  R&D Investment Tax Recovery                                            215



NET LOSS                                       ($320,644)          ($370,958)




NET LOSS PER COMMON SHARE                         ($0.01)             ($0.02)



WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD     22,734,424          15,512,864




 See notes to condensed consolidated financial statements.




                                      (3)

                  TECHNICAL VENTURES INC.   AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (NOT AUDITED)




                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1999           1998

CASH FLOW FROM OPERATING ACTIVITIES:

  Net Loss                                          ($320,644)     ($370,958)

Adjustments to reconcile net Income (Loss) to net cash, provided (Used) by operating activities:

  Depreciation and amortization                         8,259          7,785

  Fair Market Value Adjustment,
  For Shares Issued                                   180,338        326,860

  Issue of Restricted Common Stock
  for Services                                         10,500         20,201

  Net Change in non-cash operating assets
  and liabilities                                      91,638        (29,124)


  Net Cash Used By Operating Activities               (29,909)       (45,237)



CASH FLOWS FROM INVESTING ACTIVITIES

   Property & Equipment Acquisition                                     (484)


   Net Cash Used By Investing Actiivities                               (484)



CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from (repayment of) loans,
 notes and advances:

  Bank Overdraft                                        5,527
  Line of Credit                                                     (33,801)
  Long Term Debt                                          231           (211)
  Shareholders                                         16,315         55,710
  Bank Note                                            (2,298)        (6,490)
  Private Lenders                                                    (22,433)
  Issue of Restricted Common Stock                                    46,812
  Costs Related to Convertible Debenture               (1,506)


 Net Cash Provided By Financing Activities             18,269         39,587


EFFECT OF EXCHANGE RATE ON CASH                        (2,242)        (1,104)


CHANGE IN CASH BALANCE FOR THE PERIOD                 (13,883)        (7,238)


CASH, BEGINING OF PERIOD                               13,883         17,605


CASH, END OF PERIOD                                        $0        $10,368





See notes to condensed consolidated financial statements.



                                      (4)

                  TECHNICAL VENTURES INC.   AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (NOT AUDITED)




                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    1999              1999



NON-CASH FINANCING ACTIVITIES:

 Issue of Restricted Common Shares Reducing
 Debt Liabilities:

       Private Lenders                                               60,000

       Shareholders                                                  25,420

       Fair Market Value
       Adjustment For Shares Issued               180,338           326,860



                                                 $180,338          $412,280







PAYMENTS MADE FOR INTEREST                         $4,175            $5,720












NET CHANGE IN NON-CASH OPERATING ASSETS
 AND LIABILITIES:

  Decreases (increases) in operating assets and increases (decreases) in operating liabilties:

    Accounts Receivable                          ($22,520)          $47,454
    Inventory                                       4,029            (4,316)
    Other assets                                    9,267            12,160
    Accounts Payable and accrued expenses         100,862           (84,422)


                                                  $91,638          ($29,124)




See notes to condensed consolidated financial statements.





                                      (5)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)






NOTE 1:  BASIS OF PRESENTATION :

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30,2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1999.


         Foreign Currency Translation:

         The financial statements of Canadian subsidiaries have been translated into US. dollars as follows:

         (a) Assets and Liabilities at the rate of exchange in effect at the balance sheet date, Sept. 30, 1999 at $0.6815 US and Sept. 30, 1998 at $0.6531.

         (b) Revenues and expenses at the average exchange rate during the period, July 1,1999 through Sept. 30, 1999 at $0.6729 US and
         Sept. 30, 1998 at $0.6602.

         Exchange gains or losses arising from the translation are deferred and included as a separate component of shareholders' equity (deficiency). All amounts presented in these financial statements are expressed in US. dollars unless otherwise stated.



NOTE  2: INVENTORY:

         Inventory is comprised of the following:

                                September 30,1999

                  Raw Materials           $40,982





                                      (6)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)






NOTE 3:	LONG TERM DEBT:

        At September 30, 1999 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1999 balance sheet as current liabilities.




NOTE 4: In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At September 30, 1999 the Company was current with the new loan provisions; with a payable balance of $91,280 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.




NOTE 5: Contingent Liability And Related Costs:

        The Company is contingently liable under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. The Company's attorneys are of the opinion that the company's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses.

        The Company does, however, reflect legal and any related costs incurred for any contingencies as a charge to operations of the year in which the expenditures are determined.








                                      (7)

                        PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

The company's first quarter of fiscal 2000 was not profitable; additionally monthly debt service requirements and payment of $65,000 CND towards contingency related legal costs, leave the Company in a position where it is unable to meet its monthly cash flow requirements.

Two of the Company's long term debt financing arrangements, Note 3, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the September 30/99 balance sheet. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate acceptable method of settlement.

The Company has submitted a tax claim for fiscal 1998 amounting to approximately $35,000 (Canadian). The tax department will perform both a scientific and financial audits in December 1999 relative to this claim. Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department has notified the Company of their intent to audit all such claims submitted.

The Company had prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999. This Private Offering having been reported in its quarterly Report 10 QSB of March 31, 1999 and annual Report 10 KSB of June 30th, 1999, both having been
filed with the Securities Exchange Commission,.   The Company also filed an
amended SB 2 Registration in September 1999 and will also submit a further amendment to the registration. It is expected the 2nd amended filing will be completed in late November.

The company will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.






                                      (8)

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000. Additionally, the company's financial and public relations consultants have expressed their confidence in being able to secure financing enabling the company to maintain cash flow requirements and also provide capital for expansion when required. However, there can be no guarantee of this.

The Company's new product "Morfoam" introduction to many potential customers, could necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house, rather than contracting the work to an outside firm.

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

The Company recognizes and has adopted the Fair Value Method of accounting for stock based compensation. This method set out in SFAS No 123, encourages, but does not require, companies to do so. This recognition therefore has necessitated amendments to its filed Annual Report 10 KSB financial statements. This amendment has not yet been filed as it involves o ther fundamental changes in presentation of pertinent financial information, it will, however, be filed shortly.

The fiscal result of this recognition represents an expense increase of $515,350 US covering Restricted Common Shares issued [6,825,000] during fiscal 1999 at or near par value. This expense will be credited to Paid in Capital of the Company and will accordingly increase the accumulated deficit




                                      (9)
and shareholder deficiency reported on its balance sheet at June 30, 1999. The Balance Sheet presented in this report for the fiscal quarter ending September 30, 1999 reflects this change. Additionally the comparative period

Balance Sheet and as well, Income And Expense for the comparative quarter of 1999, reflects the Fair Market Adjustment for restricted common shares at or near par value issued during that period.

During the first quarter of Fiscal Year 2000.   The Company issued an
additional 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company. This resulted in further Fair Market Value adjustment expense of $180,338 US and concurrently an increase in Paid In Capital of an equal amount.


Results of Operations:

Sales revenues for the first three months of fiscal 2000 increased 20 %, when compared to those for the corresponding period of the previous year. The majority increase due to an increase in orders from two of the Company's major customers. Comparative gross margins, however, decreased due to a change in the mix of orders and related pricing from customers. The Company therefore undertook and has been successful in negotiating an increase in prices from some of it's customers.

Technical Ventures continues to develop and market the specialty compounding, with this segment representing 94 % of total revenues during the first three
months of fiscal 2000.   The Company also continues to assess  additional
opportunities in it's expertise of specialty compounding.

Administrative expenses increased 12% for the three month period ending September 30,1999 when compared to those for the corresponding period of the previous year. This increase due in part to the on going quest for financing and resources being directed to the current lawsuit.

R&D expenses decreased 20%, when compared to those of the corresponding three month period for the previous fiscal year, due to resources being redirected to manufacturing and sales.




                                      (10)

Selling expenses have increased 97 % as efforts are stepped up to introduce and market the company's new product Morfoam. This has included increased
market activity in Canada and the US.   Potential customers that have
completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood.

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




                          PART II - OTHER INFORMATION


Item  3.  Legal Proceedings


A legal action was commenced against the Corporation, its subsidiary , Mortile Industries Ltd., their President, Frank Mortimer and the Dow Chemical Company, on June 4,1999 in the Ontario Superior Court of Justice (Commercial)
List); by a former customer, Endex Polymer Additives Inc., Endex Polymer Additives Inc. (USA), Endex International Limited and G. Mooney And Associates. The Dow Chemical Company is defending separately.

The claims allege breach of secrecy agreements, fiduciary duty and misuse of Endex confidential information. The Plaintiffs are seeking CND $10 Million compensatory damages, further punitive damages of CND $1 Million and interlocutory and permanent injunctions.





                                      (11)

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

Subsequently, it appears that date of trial  will be delayed until January
2000.






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K -

			During the quarter for which this report is filed, the Company filed a Current Report on Form 8K, dated September 28, 1999, updating and regarding a legal action referenced under Item 5 - Legal Proceedings in this report 10 QSB, September 30, 1999.














                                     (12)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  November 25,1999             BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  November 25,1999             BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (13)