Form 10KSB/A
period 1999-06-30
TECHNICAL VENTURES INC
filed 2000-01-11
CIK 788340

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

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 1999

ITEM                      Table of Contents                         PAGE


                    Explanation regarding issuance of                 2
                    Form 10-KSB A1




                               PART IV



Item 13.   Exhibits, Financial Statement Schedules and            F1 - F27
           Reports on Form 8K




           Signatures                                                  4

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                     Fiscal Year Ended June 30, 1999



The Registrant is filing this amendment for the purpose of addressing certain deficiencies in its financial statements included in Report 10 KSB, filed for the financial year ending June 30, 1999.


The purpose of this amendment is to submit revised consolidated financial statements together with the revised report of independent auditors.

The Registrant would ask that the reader refer to Note 1 of the Revised Consolidated Financial Statements, which gives in more detail, the reasons for revision of these financial statements.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              TECHNICAL VENTURES INC.




Dated: January 7, 1999                        By:/s/Frank Mortimer

                                                    Frank Mortimer, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: January  7,2000                      By:/s/Frank Mortimer

                                                  Frank Mortimer, President
                                                  Principal Executive Officer
                                                  and Director



Dated: January  7,2000                      By:/s/Bryan Carter

                                                  Bryan Carter,
                                                  Vice President, Director



Dated: January  7,2000                      By:/s/Larry Leverton

                                                  Larry Leverton, Secretary
                                                  Treasurer and Principal
                                                    Accounting Officer and
                                                    Director

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES


                 REVISED CONSOLIDATED FINANCIAL STATEMENTS


                  AS OF YEAR ENDED JUNE 30, 1999 AND 1998

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES

              INDEX TO REVISED CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF JUNE 30, 1999 AND JUNE 30, 1998

                TOGETHER WITH REPORT OF INDEPENDENT AUDITORS






												PAGE


Report Of Independent Auditors                                            F-2


Revised Consolidated Balance Sheets at June 30, 1999 and 1999             F-3


Revised Consolidated Statement of Operations for the Years
Ended June 30, 1999 and 1998.                                             F-4


Revised Consolidated Statement of Changes in Stockholders'
Equity (Deficiency for the years ended ended June 30, 1999 and 1998.      F-5


Revised Consolidated Statement of Cash Flows for the Years
ended June 30, 1999 and 1998.                                             F-6



Notes to Revised Consolidated Financial Statements                   F7 - F27

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

The company has sustained significant operating loss since its inception as indicated in Note 2. There is substantial doubt as to the company's ability to continue as a going concern if additional financing is not obtained. Management's plans in this regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Toronto, Ontario                /s/Schwartz Levitsky Feldman
October 12,1999                  Chartered Accountants
except for note 1 as
to which the date is
October 26, 1999

1167 Caledonia Road
Toronto, Ontario, Canada
M6A 2X1

Tel: 416 785 5353
Fax: 416 785 5663

PART II FINANCIAL INFORMATION                      ITEM 7 FINANCIAL STATEMENTS

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES

             REVISED CONDENSED CONSOLIDATED BALANCE SHEET (Note 1)
                      (AMOUNTS EXPRESSED IN U.S. DOLLARS)










                                                    June 30          June 30
                                                      1999             1998


                              ASSETS


CURRENT ASSETS

  Cash                                            $ 13,883           $17,605
  Accounts Receivable                              124,435           118,140
  Inventory (Note 2)                                45,143            34,663


    TOTAL CURRENT ASSETS                           183,461           170,408




OTHER ASSETS

  Advances To Shareholders (Note 6)                 62,392            35,904
  Deposits                                          13,647            26,247
  Prepaid Expenses                                  15,769               685


PROPERTY AND EQUIPMENT,
(Note 7)                                           155,437           177,231


INTANGIBLE ASSETS,
(NOTE 8)                                               646               965



                        TOTAL ASSETS              $431,351          $411,440

PART II FINANCIAL INFORMATION                      ITEM 7 FINANCIAL STATEMENTS

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES

             REVISED CONDENSED CONSOLIDATED BALANCE SHEET (Note 1)
                      (AMOUNTS EXPRESSED IN U.S. DOLLARS)










                                                     June 30          June 30
                                                       1999             1998


                           LIABILITIES

CURRENT LIABILITIES

  Accounts Payable & Accrued Expenses (Note 9)      $283,965         $384,889
  Current Portion Of Notes Payable (Note 10)         371,278          496,834
  Capital Lease Obligations (Note 11)                 77,046           77,594
  Loans From Private Lenders (Note 12)                61,859          138,458
  Current Portion Of Loans From Shareholders,
  Unsecured, Interest Free (Note 13)                 170,793          179,863


  TOTAL CURRENT LIABILITIES                          964,941        1,277,637




LONG-TERM LIABILITIES, net of current portion:

  Convertible Debentures (Note 16 (h))               220,490
  Notes Payable (Note 10)                             64,049
  Shareholders (Note 13)                             305,442          330,022
  Other (Note 14)                                     26,795           52,891

                                                     616,776          382,913


MINORITY INTEREST (Note 15)                                0                0




                     SHAREHOLDERS' DEFICIENCY


  CAPITAL STOCK (Note) 16                           $221,980         $147,113

  ADDITIONAL PAID IN CAPITAL (Note 16)             4,702,463        4,056,744

  ACCUMULATED OTHER COMPREHENSIVE INCOME
  (Note 17)                                          313,319          306,571

  DEFICIT                                         (6,388,128)      (5,759,538)

                                                  (1,150,366)      (1,249,110)


                                                    $431,351         $411,440


  See notes to consolidated financial statements.

PART II FINANCIAL INFORMATION                      ITEM 7 FINANCIAL STATEMENTS

		   TECHNICAL VENTURES INC. AND SUBSIDIARIES

         REVISED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Note 1)
                     (AMOUNTS EXPRESSED IN U.S. DOLLARS)



                                                       Year Ended June 30,
                                                      1999            1998





NET SALES                                        $1,131,279       $1,185,091

 COST OF SALES :                                    763,922          984,899

GROSS MARGIN                                        367,358          200,192


EXPNSES
 Administration                                     175,352          146,789
 Interest & Other                                   139,689          106,801
 Research & Development                              80,498           94,874
 Selling                                             90,746           71,790
 Gain From Disposal                                                   (3,486)

                                                    486,286          416,768


LOSS BEFORE THE UNDERNOTED                         (118,928)        (216,576)

 Compensation and finance charges (Note 18)         515,320


LOSS BEFORE INCOME TAX RECOVERY
 & EXTRORDINARY ITEM                               (634,248)        (216,576)

 Income Tax Recovery (Note 19)                        5,658          258,977


INCOME [LOSS] BEFORE EXTRAORDINARY ITEM           ($628,590)         $42,401

 Gain from transfer of technology rights
  (Note 10(i))                                                       477,193



NET INCOME [LOSS]                                 ($628,590)        $519,594


BASIC INCOME [LOSS] BEFORE EXTAORDINARY ITEM
PER COMMON SHARE  (Note 20)                           (0.03)            0.00


BASIC INCOME [LOSS] PER COMMON SHARE (Note 20)        (0.03)            0.04


FULLY DILUTED INCOME [LOSS] PER COMMON SHARE
 (Note 20)                                            (0.03)            0.04



  See notes to consolidated financial statements.



        PART II FINANCIAL INFORMATION                      ITEM 7 FINANCIAL STATEMENTS

                             TECHNICAL VENTURES INC. AND SUBSIDIARIES

            REVISED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                               (AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                             Common Stock          Additional                  Cumulativ
                                         Issued and Outstanding    Paid In                     Translation
                                         Shares       Amount       Capital         Deficit     Adjustment


For The Year Ended June 30, 1998:

 Balance,begining of year              14,586,341    $145,863      $4,048,994   ($6,279,132)    $221,844

 Issued In Exchange For Services          125,000       1,250           7,750

 Net Income                                                          $519,594

 Cumulative Translation Adjustment                                                               $84,727



 Balance, June 30, 1998                14,711,341    $147,113      $4,056,744   ($5,759,538)    $306,571



For The Year Ended June 30, 1999

 Issued In Exchange For Services        5,250,000      52,500         420,913

 Issued For Cash                          116,670       1,167          13,833

 Issued For Debt Reduction              2,120,000      21,200         189,240


 Issuance of Warrants (Note 16)                                        21,733


 Net  Loss                                                                        ($628,590)


 Cumulative Translation Adjustment                                                                $6,748


 Balance, June 30, 1999                22,198,011    $221,980      $4,702,463   ($6,388,128)    $313,319








 See notes to consolidated financial statements





                                      F - 5

PART II FINANCIAL INFORMATION                      ITEM 7 FINANCIAL STATEMENTS

                    TECHNICAL VENTURES INC. AND SUBSIDIARIES
                  REVISED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (AMOUNTS EXPRESSED IN U.S. DOLLARS)





                                                       Year Ended June 30,

                                                     1999               1998

CASH FLOW FROM OPERATING ACTIVITIES:

 Net [Loss] Income                               ($628,590)          $519,594

 Adjustment to reconcile net [loss] income to net cash used by operating activities:

  Depreciation and amortization                     30,079             10,874
  Gain on Disposition of Property & Equipment       (1,373)

  Discount on convertible debentures
   (Note 16 (b))                                    75,000

  Compensation & Finance Charges (Note 18)         515,320

  Gain On Transfer of Technology Rights                              (682,278)

  Issue of Restricted Common Stock For
  Services                                          22,701              9,000

  (Increase) Decrease in accounts receivable        (6,035)            38,765
  (Increase) Decrease in inventory                 (10,404)              (610)
  Increase (Decrease) in accounts payable
   and accrued expenses                           (101,661)           (75,427)


                                                  (104,963)          (180,082)


CASH FLOW FROM INVESTING ACTIVITIES:

 Increase In Deposits                               (2,472)           (19,471)
 (Increases) Decreases In Advances
  To Stockholders                                  (26,363)             2,994
 Property & Equipment Acquisition                   (9,565)            (8,035)
 Proceeds From Sale of Property & Equipment          3,321

                                                   (35,079)           (24,512)


CASH FLOWS FROM FINANCING ACTIVITIES

 Repayments of note payable to Cooper
  Financial Corp                                   (26,960)           (14,692)
 Proceeds from (repayments of) note payable
  to Dow Chemical Canada                           (35,375)            14,555
 Proceeds from (repayments of) Capital Lease
  Obligations                                         (718)             2,164
 Proceeds from (repayment of) Other
  Loans Payable                                    (26,212)             4,706
 Proceeds from (repayments of) Private Lenders     (14,061)            66,820
 Proceeds from (repayments of) Stockholders'
  loans                                             (9,352)           135,962
 Proceeds from issue of restricted common stock     72,812
 Proceeds from issue of convertible debentures
  and warrants, net of issuance costs              167,223


                                                   127,357            209,515


EFFECT OF EXCHANGE RATE ON CASH                      8,963            (11,089)


NET INCREASE (DECREASE) IN CASH BALANCE FOR
 THE PERIOD                                         (3,722)            (6,168)

 Cash Balance, begining of period                   17,605             23,772

 Cash Balance, end of period                        13,883             17,605



PAYMENTS MADE DURING THE PERIOD FOR INTEREST        19,745             15,203

INCOME TAXES PAID                                        -                  -



   See notes to condensed consolidated financial statements.

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)






1.  REVISIONS TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as at June 30, 1999 have been revised in order to:

     i) provide additional information to readers.

    ii) reclassify financial statement amounts to provide more precise information and better comparison with prior years.

   iii) reflect the issuances of common shares at fair market value;

    iv) recognize discounts given by the company in relation to the issuance of convertible debentures;

     v) segregate the gain from the transfer of technology rights as an extraordinary item.

2. GOING CONCERN

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

   The Company continues to assess completing private or public stock offerings. In order for the Company to raise significant funds through the sale of common stock, stock purchase warrants or convertible securities, the number of authorized common shares must be increased. Therefore a special meeting of shareholders was held July 22, 1998 for the purpose of amending the Corporation's New York State Certificate of Incorporation. All of the amendments passed; one of which increased the authorized issue of shares from fifteen million to fifty million common shares. This amendment will enable the Corporation to act on obtaining funding through private or public stock offering[s].

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)  Principals of Consolidation:

    The consolidated financial statements include the accounts of Technical Ventures Inc.("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd. ("Mortile"),Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.

b)  Organization and Operations:

    Mortile, a Canadian corporation, which was organized on February 12,1985, is involved primarily in the development and manufacture of plastic compounds. On April 14, 1986, the Company acquired all of the issued and outstanding shares of common stock of Mortile. The Company's other two subsidiaries, Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. are currently inactive.

c)  Revenue Recognition:

    Sales are recognized when goods and services are delivered.

d)  Inventory:

    Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first out method.

e)  Property and Equipment:

    Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives or related lease terms using the straight line and accelerated methods. The estimated useful lives for property and equipment range from 5 to 8 years.

f)  Investment Tax Credits:

    Refundable foreign investment tax credits related to research and development activities are recognized as income in the year they are received.

g)  Fair Value Presentation:

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

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  (cont'd)

h)    Intangible Assets:

      Cost of intangible assets is being amortized using the straight-line method over periods ranging from 5 - 17 years.


i)    Income Taxes:

      The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

j)    Net Income Per Share:

      Basic income per share is computed based on the average number of common shares outstanding during the year.

      Diluted income per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the company. Such securities or contracts are not considered in the calculation of diluted income per share if the effect of their exercise or conversion would be antidilutive.


k)    Stock Based Compensation:

      In December 1995, SFAS No 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However,
      SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (cont'd)

l)    Foreign Currency Translation:

      Mortile maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method.
      Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

      The translation of the financial statements of the subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income in stockholders' deficiency.


m)    Use of Estimates:

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


n)    Contingent Liability Costs

      The Company reflects legal costs incurred for any contingencies as a charge to operations of the year in which the expenditures are determined.



NOTE 4 - ACCOUNTS RECEIVABLE

                                           June 30,                June 30,
                                             1999                    1998
                                               $                       $

        Accounts Receivable                124,435                 118,140
	Less:  Allowances for
        doubtful accounts

                                           124,435                 118,140

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE  5 -  INVENTORY

           Inventory at June 30, 1999 and 1998 is comprised entirely of raw materials inventory.


NOTE 6 -   ADVANCES TO STOCKHOLDERS

           The advances to stockholders are unsecured, are noninterest bearing, are not subject to specified terms of repayments.


Note 7 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30,1999 and 1998 is comprised as follows:

                                                     June 30,        June 30,
                                                       1999            1998
                                                         $               $
         Equipment:
          Under Capitalized Leasing Arrangements      230,360         204,981
          Other                                       375,811         442,819
          Furniture & Fixtures                         37,502          35,341
          Leasehold Improvements                        4,217           4,208

                                                      647,890         687,349

         Less Accumulated Depreciation
         & Amortization                               492,453         510,118


                                                      155,437         177,231



Note 8 - INTANGIBLES

                                                      June 30,        June 30,
                                                        1999            1998
                                                         $               $
         Patents at cost                                6,098           6,084

         Less Accumulated amortization                  5,452           5,119


                                                          646             965

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE  9 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                     June 30,        June 30,
                                                       1999            1998
                                                        $               $

           Trade Payables                             57,946         189,833

           Accrued Expenses                          226,019         195,056


                                                     283,965         384,889




NOTE 10 - NOTES PAYABLE



Notes Payable consist of the following:          June 30, 1999   June 30, 1998
Dow Chemical Canada, Inc. (Dow) re-                    $               $
capitalization of line of credit and
accrued interest to April 30, 1996.
Payable in monthly installments of
$4,100 including interest at a rate
of 10.75% (i)                                                         35,297


Inovation Ontario Corp. (I.O.C.)
outstanding balance of $341,749
repayable in quarterly instalments of
$20,675 including interest at 8%.
The Company is in default and the entire
balance is past due (ii)                             341,749         340,999


Cooper Financial Corp.'s note, repayable
$3,150 monthly plus interest at 10%, due
August, 2002 (iii)                                    93,578         120,538


                                                     435,327         496,836



Less:  Current Portion                              (371,278)       (496,834)


                                                      64,049               -


i) In March 1998, the company reached an agreement with Dow to settle the company's certain indebtedness to Dow by the transfer of technology rights to Dow. The agreemen transferred to Dow, the title and ownership of the patents and intellectual rights which relate to the halogen free flame retardant thermoplastic composition technology. In turn, Dow would provide Mortile with a non-exclusive, non-transferable and royalty free world-wide license for Mortile's use of the said technology. The company recorded the transaction as follows:

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE  10 -  NOTES PAYABLE   i) (cont'd)

    Note Payable to Dow Settled                                   $    531,570

    Accrued interest on note payable settled                           197,304

    Less:  net book value of patents and intellectual rights           (24,681)

    Gain on transfer before income taxes                               704,193


        Less:  Income Taxes                                            227,000


        Gain on transfer, net of income taxes                    $     477,193


    In June, 1998 the Company reached an agreement with Dow Chemical of Canada to repay the outstanding principal of $35,297 on the Company's line of credit; the obligation in regard of the outstanding line of credit was fulfilled in August 1998.


ii) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15% interest in Mortile in March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly owned subsidiary of the Company. I.O.C. investment in Mortile is reflected in the financial statements as a minority interest. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance is reflected as a current liability in these financial statements.
    The I.O.C. note is collateralised by all previously unsecured assets of the Company.


iii) In June 1997 the Company had received agreement from Cooper Financial Corp. of its willingness to refinance the promissory note. The new payment schedule of the note is based on 57 months at a fixed interest rate of 10%. A re-financing charge was assessed increasing the principal to $143,000 at July 1, 1997. The term of the new promissory note is 24 months with a balloon payment of $91,208 due June 30, 1999.

     At June 30, 1998 the Company had a note payable balance of $120,538 due on demand to Cooper Financial Corp. This obligation, which had previously been payable to the Federal Deposit Insurance Corporation as receiver for another financial institution, is guaranteed by a shareholder of the Company.

     The note is shown as a current liability on the Company balance sheet at June 30, 1998. The Company is current with its obligation under this new agreement.

     In August 1999, the Company refinanced its obligation to Cooper Financial Corp. A refinancing charge was assessed, increasing the then outstanding principal balance of $91,208 to $95,999. The terms of the refinancing require 35 monthly payments of $3,150. and a final payment of $954. Interest is at $10 %.

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)



NOTE  10 -  NOTES PAYABLE (iii) cont'd


     This obligation is included in the balance sheet with long-term debt under the terms of the refinancing arrangement.

     Notes payable mature as follows:


                2000                                      $       371,278
                2001                                               32,621
                2002                                               31,428

                                                          $       435,327





NOTE 11 -  CAPITAL LEASE OBLIGATIONS

                                                     June 30,        June 30,
                                                       1999            1998
                                                         $               $


   Capital Lease obligations consist
   of the following:

   Obligations under capitalized leasing
   arrangements payable in monthly
   instalments of $9,981 net of amount
   representing interest of $2,790 at
   June 30; the company is in default
   and the entire balance is
   past due.                                          77,046          76,993


   Others                                                                601

                                                      77,046          77,594


    At June 30, 1999 accrued interest of $60,647 (1998 - $60,647) was outstanding.

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE  12 -  LOANS FROM PRIVATE LENDERS


                                                   June 30,          June 30,
                                                     1999              1998
                                                       $                 $


  Loans from private lenders are due on
  demand and consist of the following:

   Private Investors:
    Equipment Financing - interest at 10%           11,859            11,833

   Unsecured demand loans:
    Interest Free                                   25,000            85,000
    Interest at 10%, convertible into
    50,000 shares of common stock                   25,000            25,000
    Interest at 15%                                      -            16,625


                                                    61,859           138,458



NOTE 13 - LOANS FROM SHAREHOLDERS

                                               Current   Non-Current    Total
                                                  $           $           $


 Loans From shareholders as at
 June 30, 1999 and 1998 consist
 of the following:

 a) June 30, 1999

    Unsecured shareholders notes,
    loans and other payable
    balances:
     Subordinate to notes payable to Cooper
     Financial Corp. interest at the greater
     of prime or 10%                                       23,395       23,395
     Subordinate to note payable, I.O.C.                   10,253       10,253
     Interest Free - Notes and Loans          170,793      17,250      188,043
     Accrued Interest                                      99,150       99,150
     Accrued Compensation                                 155,394      155,394

                                              170,793     305,442      476,235

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)


NOTE 13 - LOANS FROM SHAREHOLDERS, cont'd

                                               Current    Non-Current    Total
                                                  $            $           $
  b)  June 30, 1998

      Unsecured shareholders notes, loans
      and other payable balances:
      Subordinate to notes payable to Cooper
      Financial Corp. interest at the
      greater of prime or 10%                               23,870      23,870
      Subordinate to note payable, I.O.C.                   10,230      10,230
        Interest Free - Notes and Loans        179,863      52,200     232,063
        Accrued Interest                                    88,668      88,668
        Accrued Compensation                               155,054     155,054

                                               179,863     330,022     509,885

     As at June 30, 1999, loans from shareholders mature as follows:

        2000                                                         $170,793
        2001                                                                -
        2002                                                                -
        2003                                                                -
        After 2004                                                    305,442


                                                                     $476,235

NOTE 14 - OTHER LOANS

                                                   June 30,          June 30,
                                                     1999              1998
                                                       $                 $
  Other Loans consist of the following:

  Unsecured loans, private investor,
  interest at 10% not subject to specified
  terms of repayments                               26,795            26,736

  Note payable customer, interest at prime
  plus 1%, repayment based on volume of
  materials processed by the company on
  behalf  of the customer                                             26,155


                                                    26,795            52,891

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)



NOTE 15 - MINORITY INTEREST

	Innovation Ontario Corp. has a 30 % interest in Mortile (see note 10). As Mortile was in a capital deficiency position as at June 30, 1999 and 1998, the minority interest was $ Nil.



NOTE 16 - CAPITAL STOCK

      a)   Authorized

              50,000,000 Common stock  $0.01 par value (note 16 (b))

              Issued                           Shares          Amount
                                                                    $

                      June 30, 1999          22,198,011        221,980

                      June 30, 1998          14,711,341        147,113


      b) On July 22, 1998, stockholders of the company approved an amendment increasing the authorized common shares from 15,000,000 to 50,000,000.

      c) Common shares issued during the years ended June 30, 1999 and 1998 were as follows:

                                        Number     Capital    Additional Paid
                                                   Stock           In Capital
                                                     $                   $

 i During the year ended
   June 30, 1998 125,000 common
   shares were issued for
   services rendered                    125,000      1,250              7,750


ii During the year ended June 30,
   1999, 5,250,000 common shares
   were issued for services
   rendered                           5,250,000      52,500           420,913

   During the year ended June 30,
   1999, 116,670 common shares
   were issued for cash                 116,670       1,167            13,833

   During the year ended June 30,
   1999, 2,120,000 common shares
   were issued in exchange for
   repayment of loans from private
   lenders of $62,600 and loans
   from shareholders of $25,420       2,120,000      21,200           189,240

                           TECHNICAL VENTURES INC.
              Notes to Revised Consolidated Financial Statements
                    (Amounts Expressed in U.S.  Dollars)



NOTE 16 - CAPITAL STOCK, cont'd

                                         Number    Capital    Additional Paid
                                                   Stock           In Capital
                                                      $                 $

   During the year ended June 30, 1999
   warrants were issued as described in
   note 16 (ii)                                                       21,733


                                     7,486,670     74,867            645,719


iii These shares issued, were recorded at their fair market values on the dates of issuance.

 iv The company does not have a formal stock-based compensation plan.
    Stock-based compensation was negotiated on an individual basis.

d) The company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8 % Convertible Debentures in the aggregate of $225,000 [see note 16 (h)
    (ii)]; additionally as part thereof, Non-Redeemable Warrants of a three year term [see note 16 (i)] allowing the investor to purchase shares of the Corporation's Common Stock.

    Accordingly the company has set aside the appropriate number of shares from the authorized and unissued shares of common stock for issuance upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

    The company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a Registration Statement on Form SB-2. In total an aggregate of 6,893,041 shares of the company's common stock are being registered and sold to the public by certain shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

    This SB-2 Registration filed in April has received comments from the S.E.C. and requires an amended filing, therefore the SB-2 Registration has not been declared effective. The company filed the amendment early in September 1999 and has subsequently received, on October 8, 1999, additional comments from S.E.C. which must be responded to and will require a further amendment to the SB-2 Registration.

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 16 - CAPITAL STOCK, cont'd

  e) The numbers of common shares reserved for convertible debt, stock purchase options and warrants were as follows:

                                                 June 30,      June 30,
                                                   1999          1998

     For convertible debt                         50,000        50,000
     For common stock purchase options            50,000        50,000
     For convertible debentures                6,535,888
     For warrants                                127,840

                                               6,763,728       100,000


  f) Stock Purchase Option

     In January 1990, the company granted a stock purchase option to a convertible debt holder, which would allow the debt holder to purchase 50,000 shares of the company's common stock at an exercise price at the then fair market value of $0.50 per share. There is no termination date on the options.

     The company does not have a formal stock purchase option plan other than the above.

  g) Convertible Debt

     Since January 27, 1990, the company has outstanding a $25,000 principal amount promissory note which is payable upon demand of the holder thereof. Such note is convertible, at any time, at the option of the holder thereof, into 50,000 shares of the company's common stock at the then fair market value of $0.50 per share.

  h) On February 8, 1999, the Company issued an aggregate of $225,000 of 8 % convertible debentures. Interest on the debentures is payable quarterly and the principal on the debentures is due on January 31, 2002. From and after the time that such principal amount on the debentures shall have become due and payable (whether at maturity or by acceleration), interest shall be payable, to the extent permitted by law, at the rate equal to the lesser of (I) eighteen percent (18%) per annum or (ii) the maximum rate permitted by law, on the entire unpaid principal amount of this debenture. Unpaid principal plus all accrued and unpaid interest and penalties on the debentures is convertible at a conversion price that is the lesser of $0.176 per share or 75 % of the average closing bid price of the common stock on the 10 days prior to when a debenture is presented for conversion. Thus, the debentures are convertible into a minimum of 1,704,545 shares of common stock. In the event the registration statement covering the shares of common issuable upon conversion of the debentures is not declared effective by June 8, 1999, the company shall pay to the holders of the debentures a penalty of one-fifteenth of one percent of principal amount of the notes for each day beyond such date until such registration statement is declared effective.

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)

NOTE 16 - CAPITAL STOCK, cont'd

   h) cont'd

      As the conversion feature of the convertible debentures represented a minimum of $75,000 discounts to the debenture holders, the company had recorded the transaction as follows:

       Face value of debentures                        $       225,000

       Discounts                                                75,000

       Less:  value assigned to warrants
              (see note 16 (i) )                               (21,733)

       Less:  issuance costs                                   (57,777)


                                                       $       220,490
      The discounts were expensed in the year.

   i) Warrants

      On February 8, 1999, the company issued warrants representing the right to purchase common stock. There will be 127,840 shares of common stock underlying the warrants at an exercise price of $0.176 per share. The expiration date of the warrants is January 31, 2002. Using the Black-Scholes method, the company has calculated and assigned a value of $21,733 to the warrants.

      The company has reserved from its authorized but unissued shares sufficient number of shares of our common stock for issuance. The exercise price of the warrants were determined by negotiation and, upon notice to warrant holders, the company has the right to reduce the exercise price or extend the expiration date of the warrants. The warrants to not confer upon the warrant holder any voting or other rights of a stockholder of the company. The warrants provide for customary anti-dilution provisions in the event of certain events which may include mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits and other changes in its' capital structure.


NOTE 17 - COMPREHENSIVE INCOME (LOSS)

      The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1998 which requires standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income (loss) or total stockholders' deficiency. The components of comprehensive income are as follows:

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 17 - COMPREHENSIVE INCOME (LOSS), cont'd


                                             June 30, 1999     June 30, 1998
                                                  $                 $

        Net income (loss)                      (628,590)          519,594
	Other comprehensive income:
         foreign currency translation
         adjustments                              6,748            84,727

        Comprehensive income (loss)            (621,842)          604,321


   The components of accumulated other comprehensive income as at June 30, 1997, 1998 and 1999 are as follows:

     Accumulated other comprehensive
     income, June 30, 1996 Foreign currency translation            $  199,256
     adjustments for year ended June 30, 1997                          22,588


     Accumulated other comprehensive income, June 30, 1997            221,844
     Foreign currency translation adjustments for year ended
     June 30, 1998                                                     84,727


     Accumulated other comprehensive income, June 30, 1998            306,571
     Foreign currency translation adjustments for year ended
     June 30, 1999                                                      6,748

     Accumulated other comprehensive income, June 30, 1999         $  313,319


     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars is done only for the convenience of the readers as disclosed in Note 3 (1).


NOTE 18 - COMPENSATION AND FINANCE CHARGES

     The company has issued common shares in consideration of compensation and finance charges. The excess of the fair market value over the amount received for the common shares issued has been expensed.


NOTE 19 - INCOME TAXES

     During the year ended June 30, 1999, the Company received $5,930 resulting from research and development refundable tax credit claims filed for the year ended June 30, 1997. A claim for approximately $24,000 has been submitted for 1998. The Company having received notice from the tax department that the claim had been approved and the amount would be remitted shortly. A claim for approximately $24,000 will be filed for 1999. It is anticipated that the claim for 1999 will be subject to audits and there can be no assurance that they will be honoured and, if they are, the amount of the refunds may be substantially less than the claim amount.

     Recovery of income taxes for the year ended June 30, 1999 consists entirely of a current recovery of Canadian income taxes resulting from a reduction in the Company's deferred tax asset valuation allowance.

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)



NOTE 19 - INCOME TAXES, cont'd

     The aforementioned tax refund was the primary factor contributing to the decrease in the valuation allowance.

     The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 1999:

                                          U.S.           State &
                                          Federal        Local        Foreign
                                          at 34%         at 9%        at 43%
                                            $              $             $

     Loss carry forwards                  531,000       140,000       276,403
     Credit carry forwards:
       Non-refundable credits                                           6,201
       Refundable Credits                                              23,923
     Valuation allowance                 (531,000)     (140,000)     (306,527)

                                                -             -             -



     Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarized as follows:

                                     Net Operating Loss Carry Forward
                                                            Foreign Research &
     Expiring                                                Development
     June 30,    US Federal      State & Local     Foreign   Tax Credits
                     $                 $              $           $

     2000                 -            -           244,115         3,294
     2001             3,000          3,000         260,898             -
     2002           225,000        225,000               -         1,018
     2003            21,000         21,000          44,550         1,889
     2004           150,000        150,000          93,235             -
     Thereafter   1,165,000      1,162,000               -             -

     TOTAL        1,564,000      1,561,000         642,798         6,201

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 20 - NET INCOME (LOSS) PER COMMON SHARE



      Net Income (Loss) per share has been calculated as follows:



                                                        June 30,

                                           1999            1998          1997
                                            $                $             $

   Basic income (loss) before
   extraordinary item per share:
    Income (loss) before
    extraordinary item                   (628,590)        42,401     (196,322)

    Weighted average number of common
    shares outstanding                  20,237,097    14,678,752    14,586,341

   Income (loss) before extraordinary
   item per common share                    (0.03)          0.00        (0.01)


   Basic income (loss) per share:
    Net Income (loss) per common stock   (628,590)       519,594     (196,322)

    Weighted average number of common
    shares outstanding                  20,237,097    14,678,752    14,586,341


    Net Income (loss) per common
    stock                                   (0.03)          0.04        (0.01)

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 20 - NET INCOME (LOSS) PER COMMON SHARE, (cont'd)

                                                            June 30,

                                                  1999       1998       1997
                                                    $          $          $

    Diluted Income (loss) per share:
     Net Income (loss) per common share       (628,590)   519,594   (196,322)

     Interest on dilutive convertible debt           -          -          -
     Interest on dilutive stock purchase
      options                                        -          -          -
     Interest on dilutive convertible
      debentures                                     -          -          -
     Interest on dilutive warrants                   -          -          -


     Net Income (loss) attributable to
      a common stock assuming dilution         (628,590)   519,594   (196,322)


     Weighted average number of
      common shares outstanding              20,237,097  14,678,752  14,586,341

     Assume conversion of dilutive
      convertible debt                                -           -           -

     Assume conversion of dilutive stock
      purchase options                                -           -           -

     Assume conversion of dilutive
      convertible debentures                          -           -           -

     Assume exercise of dilutive warrants             -           -           -

    Weighted average number of
      common shares outstanding, assuming
      dilution                                20,237,097  14,678,752 14,586,341


     Net Income (loss) per common share
      assuming dilution                           (0.03)        0.04    (0.01)

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 21 - FOREIGN OPERATIONS

   The folowing table summarizes certain information regarding the company's US and Canadian operations for the years ended
   June 30, 1999, 1998 and 1997:

                                         US       Canadian       Consolidated
                                          $          $                $


   Year ended June 30, 1999,
   Revenue from unaffiliated customers    -       1,131,279        1,131,279


   Income (loss) from operations     (663,381)       34,791         (628,590)



   Identifiable assets at end of year       -       431,351          431,351



   Year ended June 30, 1998
   Revenue from unafiliated customers       -     1,185,091        1,185,091


   Income (loss) from operations      (46,220)      565,814          519,594


   Identifiable assets at end of year       -       411,440          411,440



   Year ended June 30, 1997                 -     1,414,062        1,414,062


   Loss from operations               (40,178)     (156,144)        (196,322)


   Identifiable assets at end of year       -       505,776          505,776

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)



NOTE 22- MAJOR CUSTOMERS


     One customer accounted for 40 % and 41 % of the Company's consolidated revenues for fiscal 1999 and 1998, respectively; another customer, with whom the company is currently involved in a lawsuit (see note 23), accounted for 21 % and 18 % of consolidated revenues for these respective periods. A new customer accounted for 13 % of consolidated revenues for fiscal 1999.

     Loss of one or more of these customers would have a detrimental effect on the Company's operating results.



NOTE 23 - CONTINGENT LIABILITY


     The company is contingently liable under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit by one of its major customers (see note 22). Management of the company is of the opinion that this legal action would not have significant adverse effect on the company's future sales. The company's attorneys are of the opinion that the company's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses.




NOTE 24 -  RELATED PARTY TRANSACTIONS


     For the year ended June 30, 1999, 3,850,000 and 1,600,000 common shares were issued to the company's stockholders for services rendered and debt reduction respectively. In addition, for the year ended June 30, 1999, 300,000 (1998 - 100,000) common shares were issued to an employee related to a stockholder of the company, for services rendered.

     The company has recorded these shares at fair market value with a corresponding charge to expenses for the difference between the fair market value and the issuance price.

                           TECHNICAL VENTURES INC.
             Notes to Revised Consolidated Financial Statements
                   (Amounts Expressed in U.S.  Dollars)


NOTE 25 - LEASES


	At June 30, 1999, under a real property lease classified as an operating lease which expires in March 2002, the company's future annual minimum rental payments (excluding real estate taxes) are as follows:

        2000                                              $       64,228
        2001                                                      65,219
        2002                                                      49,640

                                                          $      179,087

        Rent expense was $49,965, $58,061 and $46,833 for 1999, 1998 and
        1997 respectively.



NOTE 26 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE


     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on , or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


NOTE 27 - COMPARATIVE FIGURES


     Certain figures in the June 30, 1998 and 1997 revised consolidated financial statements have been reclassified to conform with the basis of presentation used in 1999.


NOTE 28 - FORWARD LOOKING STATEMENTS

     The Form 10-KSB contains forward looking statements within the meaning of Section 27 A of The Securities Act of 1933 and Section 21B of the Securites Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.