Form 10QSB/A
period 1999-09-30
TECHNICAL VENTURES INC
filed 2000-01-26
CIK 788340

                              Form 10 -QSB A1

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

                                                          Page 1 of 11 Pages

                          TECHNICAL VENTUES INC.
                              FORM 10-QSB A
                  Fiscal Quarter Ended September 30, 1999



The Registrant is filing this amendment for the purpose of addressing certain deficiencies in its financial statements included in Report 10 QSB, filed for the financial quarter ending September 30, 1999.


The purpose of this amendment is to submit revised consolidated financial statements.

The Registrant would ask that the reader refer to Note 1 of the Revised Consolidated Financial Statements, which gives in more detail, the reasons for revision of these financial statements.















                                      (2)

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                        REVISED CONSOLIDATED BALANCE SHEETS


                                           September 30        September 30
                                               1999                1998
                                            NOT AUDITED         NOT AUDITED



                       ASSETS


CURRENT ASSETS

 Cash                                                                 $10,368
 Accounts Receivable                             $146,590              65,680
 Inventory (Note 2)                                40,982              37,510



                TOTAL CURRENT ASSETS              187,572             113,558


OTHER ASSETS

Advances To Shareholders                           62,319              36,407
Deposits                                           13,607              10,902
Prepaid Expenses                                    6,346                 704

PROPERTY AND EQUIPMENT,  at cost, net of
accumlated depreciation of $498,846 at
Sept. 30,1999 and $449,943 at
Sept. 30, 1998                                    147,148             162,496

INTANGIBLE ASSETS, net of accumulated
amortization of $5,517 at Sept. 30, 1999
and $4,979 at Sept. 30, 1998                          563                 847



                   TOTAL ASSETS                  $417,556            $324,914

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                        REVISED CONSOLIDATED BALANCE SHEETS






                                             September 30        September 30
                                                 1999                1998
                                              NOT AUDITED         NOT AUDITED


                   LIABILITIES

CURRENT LIABILITIES

 Bank Overdraft                                    $5,527
 Accounts payable and accrued expenses            384,003            $286,276
 Current Portion Of Notes Payable                 370,773             440,597
 Capital lease obligations                         77,052              77,052
 Notes From Private Lenders                        61,824             101,339
 Current Portion of Loans From
 Shareholders, Unsecured, Interest free.          183,923             172,745


            TOTAL CURRENT LIABILITIES           1,083,102           1,078,008



LONG-TERM LIABILITIES, net of current
 portion:

 Convertible Debentures                           220,490
 Notes Payable                                     61,256
 Shareholders                                     307,232             299,304
 Other                                             26,717              47,692

                                                  615,695             346,996


MINORITY INTEREST                                       0                   0



          STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000
 shares authorized:
 Issued and outstanding, 23,248,011 at
 September 30, 1999 and 19,798,011 shares
 at September 30, 1998                           $232,480            $197,980

Additional Paid in capital:                     4,881,294           4,485,140
^

ACCUMULATED OTHER COMPREHENSIVE INCOME            313,757             347,256

Deficit                                        (6,708,772)         (6,130,466)


Total Shareholders' deficiency                 (1,281,241)         (1,100,090)


                                                 $417,556            $324,914







See Notes To Condensed Consolidated Financial Statements






                                      (3)

                 TECHNICAL VENTURES INC.   AND SUBSIDIARIES
           REVISED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOT AUDITED)




                                                        THREE MONTHS ENDED
                                                            SEPTEMBER
                                                      1999              1998

SALES                                              $288,411          $240,990

COST OF SALES                                       237,554           186,389


GROSS MARGIN                                         50,857            54,601


EXPENSES

 Administration                                      43,838            39,090
 Interest And Other                                  21,904            20,694
 Research & Development                              17,104            21,936
 Selling                                             33,963            17,194

TOTAL GENERAL EXPENSES                              116,810            98,914


LOSS BEFORE THE UNDERNOTED                          (65,953)          (44,313)


 Compensation and Finance Charges                   180,338           326,830
 Contingent Related Legal Expense                    74,353


LOSS BEFORE INCOME TAX RECOVERY                    (320,644)         (371,143)


 Income Tax Recovery                                                      215


NET INCOME (LOSS)                                  (320,644)         (370,928)


BASIC INCOME (LOSS) PER COMMON SHARE                 ($0.01)           ($0.02)


FULLY DILUTED INCOME (LOSS) PER COMMON SHARE         ($0.01)           ($0.02)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING FOR THE PERIOD          22,734,424       15,512,864




See notes to condensed consolidated financial statements.




                                      (4)


       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                   Not Audited


                                           Common Stock          Additional                  Cumulativ
                                       Issued and Outstanding    Paid In                     Translati
                                         Shares       Amount     Capital         Deficit     Adjustmen
                                                         $            $             $            $


Balance, June 30, 1998                14,711,341     147,113     4,056,744    (5,759,538)     306,571

Issued In Exchange For Services        2,900,000      29,000       229,823

Issued For Cash                           66,670         667         9,333

Issued For Debt Reduction              2,120,000      21,200       189,240

Net Loss                                                                        (370,928)

Cumulative Translation Adjustment                                                              40,685


Balance, September 30, 1998           19,798,011     197,980     4,485,140    (6,130,466)     347,256




Balance June 30, 1999                 22,198,011     221,980     4,702,463    (6,388,128)     313,319


Issued In Exchange For Services        1,050,000      10,500       180,338

Additional Costs For Issuance of
Convertible Debentures & Warrants                                   (1,507)

Net Loss                                                                        (320,644)

Cumulative Translation Adjustment                                                                 438




Balance, September 30, 1999           23,248,011     232,480     4,881,294    (6,708,772)     313,757








See notes to consolidated financial statements


                                      (5)


               REVISED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Amounts Expressed in U.S. Dollars)
                               Not Audited



                                                        THREE MONTHS ENEDED
                                                           September 30,
                                                        1999            1998


CASH FLOW FROM OPERATING ACTIVITIES:

Net [Loss] Income                                    ($320,644)     (370,928)

Adjustment to reconcile net [loss] income to net cash used by operating activities:

 Depreciation and amortization                           8,259         7,785

 Compensation & Finance Charges (Note 18)              180,338       326,830

 Issue of Restricted Common Stock For Services          10,500        20,201

 (Increase) Decrease in accounts receivable            (22,520)       47,454
 (Increase) Decrease in inventory                        4,029        (4,316)
 Increase (Decrease) in accounts payable and
  accrued expenses                                     100,862       (84,421)


                                                       (39,176)      (57,394)




CASH FLOW FROM INVESTING ACTIVITIES:

 Increase In Deposits                                    9,377        13,215
 (Increases) Decreases In Advances
 To Stockholders                                          (110)       (2,024)
 Property & Equipment Acquisition                                        484
 Proceeds From Sale of Property & Equipment

                                                         9,267        11,675



CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase In Bank Overdraft                              5,527
 Repayments of note payable to Cooper
  Financial Corp                                        (2,298)       (6,490)
 Proceeds from (repayments of) note payable
  to Dow Chemical Canada                                             (33,801)
 Proceeds from (repayments of) Capital
  Lease Obligations                                        232
 Proceeds from (repayment of) Other Loans
  Payable                                                               (211)
 Proceeds from (repayments of) Private Lenders
 Proceeds from (repayments of) Stockholders' loans       16,315       33,277
 Proceeds from issue of restricted common stock                       46,812
 Proceeds from issue of convertible debentures
  and warrants, net of issuance costs                    (1,507)


                                                         18,269       39,587


EFFECT OF EXCHANGE RATE ON CASH                          (2,242)      (1,104)


NET INCREASE (DECREASE) IN CASH BALANCE
 FOR THE PERIOD                                         (13,883)      (7,238)

 Cash Balance, begining of period                        13,883       17,605

 Cash Balance, end of period                                  0       10,368


PAYMENTS MADE DURING THE PERIOD FOR INTEREST              4,175        5,720


INCOME TAXES PAID                                             -            -






See notes to condensed consolidated financial statements.



                                      (6)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
        REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)



1.  REVISIONS TO CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements as at September 30, 1999 have been revised in order to:

    i)   provide additional information to readers;

    ii) reclassify financial statement amounts to provide more precise information and better comparison with prior years.

    iii) reflect the issuances of common shares at fair market value;



NOTE 2:	BASIS OF PRESENTATION :

     a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1999.


     b) Foreign Currency Translation:

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




                                      (7)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
        REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)



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



    c)  Fair Value Presentation:

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




    d)  Net Income Per Share:

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




                                      (8)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
        REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)





    e)  Stock Based Compensation:

        In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.



NOTE 3: INVENTORY:


        Inventory is comprised of the following:

                         September 30, 1999


            Raw Materials           $40,982




NOTE 4: LONG TERM DEBT:

        At September 30, 1999 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1999 balance sheet as current liabilities.





NOTE 5: In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At September 30, 1999 the Company was current with the new loan provisions; with a payable balance of $91,280. The Company has been maintaining monthly payments of $3,150 Interest charged is 10% per annum calculated over a period of 35 months.





                                      (9)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
        REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)







NOTE 6: Contingent Liability And Related Costs:

        The Company is contingently liable under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. The Company's attorneys are of the opinion that the company's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses.

        The Company does, however, reflect legal and any other related costs incurred for any contingencies as a charge to operations of the year in which the expenditures are determined.

















                                     (10)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  January 26, 2000             BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  January 26, 2000             BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (11)