Form 10QSB
period 1999-12-31
TECHNICAL VENTURES INC
filed 2000-02-18
CIK 788340

                              Form 10 -QSB A1

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December 31, 1999


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


      3411 McNicoll Avenue, Unit 11, Scarborough, Ontario, Canada M1V 2V6
______________________________________________________________________________
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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of December 31, 1999.

            23,752,011 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                          Page 1 of 21 Pages

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              December 31         December 31
                                                 1999                1998
                                              NOT AUDITED         NOT AUDITED



                       ASSETS

CURRENT ASSETS

 Cash                                             $21,835
 Accounts Receivable                              145,656             $77,538
 Inventory (Note 3)                                48,699              49,639
 Prepaid Expenses                                   4,070                 655



             TOTAL CURRENT ASSETS                 220,260             127,832


OTHER ASSETS

 Advances To Stockholders                          63,361              57,357
 Deposits                                          13,835              10,887

 PROPERTY AND EQUIPMENT,  at cost, net of
  accumlated depreciation of $515,152 at
  Dec. 31,1999 and $456,684 at Dec. 31, 1998
                                                  141,648             154,912

 INTANGIBLE ASSETS, net of accumulated
  amortization of $5,690 at Dec. 31, 1999
  and $5,049 at Dec. 31, 1998                         491                 769


             TOTAL ASSETS                        $439,595            $351,757

                                              December 31         December 31
                                                 1999                1998
                                              NOT AUDITED         NOT AUDITED


                      LIABILITIES

CURRENT LIABILITIES

 Bank Overdraft                                                        $8,460
 Accounts payable and accrued expenses           $462,612             311,669
 Current Portion Of Notes Payable (Note 4)        376,975             433,493
 Capital lease obligations  (Note 4)               78,341              77,051
 Loans From Private Lenders                        62,022              61,316
 Current Portion of Loan From Shareholders,
  Unsecured,                                      187,000             187,431

            TOTAL CURRENT LIABILITIES           1,166,950           1,079,419



LONG-TERM LIABILITIES, net of current portion:

 Convertible Debentures                           203,991
 Notes Payable (Note 4)                            55,955
 Shareholders                                     259,298             302,817
 Other                                             27,163              35,398

                                                  546,408             338,214

MINORITY INTEREST                                       0                   0



                  STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000
 shares authorized (Note 6):
 Issued and outstanding, 23,752,031 at
 December 31, 1999 and 21,948,011 shares at
 December 31, 1998                               $237,520            $219,480

Additional Paid in capital(Note 6):             4,933,203           4,645,340


ACCUMULATED OTHER COMPREHENSIVE INCOME            303,838             348,140

Deficit                                        (6,748,324)         (6,278,837)

Total Shareholders' deficiency                 (1,273,763)         (1,065,877)


                                                 $439,595            $351,757

        See Notes To Condensed Consolidated Financial Statements


                                      (2)

                 TECHNICAL VENTURES INC.   AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)




                                                        SIX MONTHS ENDED
                                                            DECEMBER
                                                     1999                1998

SALES                                            $672,070            $505,078

COST OF SALES                                     513,445             356,402


GROSS MARGIN                                      158,625             148,676


EXPENSES

 Administration                                   256,777             488,687
 Interest And Other                                40,556              37,142
 Research & Development                            35,047             106,143
 Selling                                           65,482              41,661
 Contingent Related Expense                       120,959

                                                  518,821             673,633



LOSS BEFORE INCOME TAX RECOVERY                  (360,196)           (524,957)

 Income Tax Recovery                                                    5,658


NET LOSS                                         (360,196)           (519,299)


BASIC LOSS PER COMMON SHARE                        ($0.02)             ($0.03)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.02)             ($0.03)



WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD      23,043,263          18,430,709




See notes to condensed consolidated financial statements.




                                      (3)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (NOT AUDITED)




                                                       THREE MONTHS ENDED
                                                             DECEMBER
                                                    1999                1998

SALES                                            $383,659            $264,088

COST OF SALES                                     275,891             170,013

GROSS MARGIN                                      107,768              94,075


EXPENSES

 Administration                                    32,601             173,727
 Interest And Other                                18,652              16,448
 Research & Development                            17,943              22,948
 Selling                                           31,518              24,466
 Contingent Related Legal Expense (Note 5)         46,606



                                                  147,320             237,589





LOSS BEFORE INCOME TAX RECOVERY                   (39,552)           (143,514)

 Income Tax Recovery                                                    5,443


NET LOSS                                          (39,552)           (138,071)


BASIC LOSS PER COMMON SHARE                        ($0.00)             ($0.01)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)             ($0.01)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD      23,352,102          21,348,554




See notes to condensed consolidated financial statements.


                                      (4)


       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                   Not Audited


                                           Common Stock          Additional                  Cumulativ
                                       Issued and Outstanding    Paid In                     Translati
                                         Shares       Amount     Capital         Deficit     Adjustmen
                                                         $            $             $            $


Balance, June 30, 1998                14,711,341     147,113     4,056,744    (5,759,538)     306,571


Common Shares Issued (Note 6)          7,236,670      72,367       588,596



Net Loss                                                                        (519,299)

Cumulative Translation Adjustment                                                              41,569


Balance, December 31, 1998           21,948,011     219,480     4,645,340     (6,278,837)     348,140




Balance June 30, 1999                 22,198,011     221,980     4,702,463    (6,388,128)     313,319


Common Shares Issued (Note 6)          1,554,020      15,540       230,740

Net Loss                                                                        (360,196)

Cumulative Translation Adjustment                                                              (9,481)




Balance, December 31, 1999           23,752,031     237,520      4,933,203    (6,748,324)     303,838





See notes to consolidated financial statements


                                      (5)


                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Amounts Expressed in U.S. Dollars)
                            Not Audited


                                                        SIX MONTHS ENDING
                                                           December 31,
                                                        1999          1998


CASH FLOW FROM OPERATING ACTIVITIES:

 Net Loss                                            ($360,196)    ($519,299)

 Adjustment to reconcile net loss to net cash used by operating activities:

 Depreciation and amortization                          16,433        15,213

 Issue of Stock For Services                           190,838       479,930


 (Increase) Decrease in accounts receivable            (19,510)       35,440
 (Increase) Decrease in inventory                       (2,935)      (16,491)
  Increase (Decrease) in accounts payable and
   accrued expenses                                    174,770       (58,587)


                                                          (599)      (63,793)


CASH FLOW FROM INVESTING ACTIVITIES:

 (Increase) Decreases In Deposits/Prepaid Expenses      11,915        14,213
 (Increases) Decreases In Advances To Stockholders        (111)      (28,241)
  Property & Equipment Acquisition                                      (484)
  Proceeds From Sale of Property & Equipment

                                                        11,805       (14,512)


CASH FLOWS FROM FINANCING ACTIVITIES

 Bank Overdraft                                                        8,460
 Repayments of note payable to Cooper Financial Corp    (7,097)      (13,144)
 Repayments of note payable to Dow Chemical Canada                   (33,755)
 Proceeds from Capital Lease Obligations                   235         2,848
 Repayment of Other Loans Payable                                    (15,182)
 Repayment of Private Lenders                                        (15,899)
 Proceeds from (repayments of) Stockholders' loans      18,957        30,660
 Proceeds from issue of restricted common stock                       98,232
 Related 'Issuance costs of convertible debentures
 and warrants                                          (16,500)


                                                        (4,405)       62,221

EFFECT OF EXCHANGE RATE ON CASH                          1,152        (1,521)


NET INCREASE (DECREASE)IN CASH BALANCE FOR THE PERIOD    7,952       (17,605)

 Cash Balance, begining of period                       13,883        17,605

 Cash Balance, end of period                            21,835             0


PAYMENTS MADE DURING THE PERIOD FOR INTEREST             7,699        10,685

INCOME TAXES PAID


See notes to condensed consolidated financial statements.



                                      (6)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

 a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended
     June 30, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1999.


 b)  Principals Of Consolidation

     The consolidated financial statements include the accounts of Technical Ventures Inc. ("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd.,("Mortile"), Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.


 c)  Foreign Currency Translation:

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


                                      (7)

     d)  Fair Value Presentation:

         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


     e)  Net Income (Loss) Per Share:

         Basic net income (loss) per share is computed based on the average number of common shares outstanding during the period.

         Fully diluted net income (loss) per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the company. Such securities or contracts are not considered in the calculation of diluted income per share if the effect of their exercise or conversion would be antidilutive.



     f)  Stock Based Compensation:

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

                                      (8)

NOTE 2: GOING CONCERN

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



NOTE 3: INVENTORY:

        Inventory is comprised of the following:

                                       December 31,         December 31,
                                              1999                 1998

        Raw Materials                      $48,699              $49,639






NOTE 4: LONG TERM DEBT:

        At December 31, 1999 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the December 31, 1999 balance sheet as current liabilities.


        In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At December 31, 1999 the Company was current with the new loan provisions; with a payable balance of $86,481 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.


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



NOTE 6:	COMMON SHARES

        Common shares have been issued in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date.

        The shares issuances for the six months ended December 31, 1998 are summarized as follows:


Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense
Directors,
Officers &
Employee
Remuneration 2,100,000       21,000      142,800         21,000       142,800

Research &
Development
Services       500,000        5,000       66,072          6,812        61,260

Consulting
Fees For
Financing    3,850,000       38,500      292,790         55,420       275,870

In Exchange
For Loans &
Accounts
Payable        670,000        6,700       73,101         79,801

Issued For
Cash           116,670        1,167        13,833        15,000


TOTALS       7,236,670       72,367       588,596       178,033       479,930



                                     (10)

        The share issuances for the six month ended December 31, 1999 are summarized as follows:



Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense

Consulting
Fees For
Financing     1,050,000       10,500      180,338                     190,838
In Exchange
For Loans
Payable         504,020        5,040       50,402          55,442


TOTALS        1,554,020       15,540      230,740          55,442     190,838


   The expense amounts indicated above have been included in the following:

                                                   December 31,  December 31,
                                                          1999          1998

Administration                                          190,838      418,670
Research & Development                                                61,260

TOTALS                                                  190,838      479,930



NOTE 7: SEGMENTED INFORMATION

	The company operates in Canada through Mortile a controlled subsidiary and this entity represents the only operating segment of the company. Mortile performs services in the areas of specialty compounding in composite technology, polymer technology and its proprietary technology, Morfoam (a chemical foaming agent for the plastic industry). During the six month periods ended December 31, 1999 and 1998, speciaty compounding represented 95 % and 85 % of gross revenue, respectively.

	Mortile derives its revenue from customers located in the U.S., Canada, and France. The products produced are delivered to enteprises located in Canada and the U.S.

                               US       FRANCE     CANADIAN     CONSOLIDATED
                                $          $          $               $

Six Months Ended
December 31,1999,
Revenue from unaffiliated
customers                      58,551   189,293     424,226         672,070

Income (loss) from
operations                    (31,380) (101,452)   (227,364)       (360,196)

Identifiable Assets at
end of year                                         439,595         439,595



                                     (11)

                               US       FRANCE     CANADIAN     CONSOLIDATED
                                $          $          $               $

Six Months Ended
December 31, 1998
Revenue from
unaffiliated customers       65,944     109,937     329,197         505,078

Income (loss) from
operations                  (67,801)   (113,032)   (338,466)       (519,299)

Identifiable Assets
at end of year                                      351,757         351,757




NOTE 8:	COMPREHENSIVE INCOME



	The company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" as of January 1, 1998, which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does no affect net income or total stockholders equity. The components of comprehensive income are as follows:

					Dec. 31,1999		Dec. 31, 1998
					          $		          $

        Net Loss                            (360,196)               (519,299)

	Other Comprehensive Income (Loss)

        Foreign Currency translation          (9,481)                 41,569

        COMPREHENSIVE LOSS                   (369,677)              (477,730)


	The foreign currency translation adjustments are not currently adjusted for income taxes since the company operates primarily in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, done only for the convenience of the reader.


                                      (12)

NOTE 9:	MAJOR CUSTOMERS

        Two customers accounted for 84 % and 71 % of the Company's consolidated revenues for the six month period ending December 31,1999 and 1998 respectively.

        The loss of one or more of these customers would have a detrimental effect on the Company's operating results.



NOTE 10: INCOME TAXES

                                                     Six Month Period Ended
                                                           December 31
                                                     1999                1998

	a) Current income tax recovery consists
           of:

           U.S. Federal state and local
           rates of 43%                            (155,000)         (221,000)

           Increase (decrease) resulting from:

            Losses carried forward                  155,000           221,000

	    Losses applied against extraordinary
            gain in the year

            Others                                                       (272)

            Research and development refundable
            tax credits                                                 5,930

                                                                        5,658


        The Company had submitted a claim for $24,000 for 1998. The Company has received notice from the tax department that the claim was approved and the amounts remitted shortly. A claim for approximately $24,000 will be filed for 1999. It is anticipated that the claim for 1999 will be subject to audits and there can be no assurance that they will be honoured and, if they are, the amount of the refunds may be substantially less than the claim amount.



                                      (13)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999


                          PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:

During the first six months of fiscal 2000 the company incurred a loss, however, during the second quarter the company had two profitable months of operation resulting in a marginal direct operating profit for that period. This profit excludes compensation and financing charges expensed, as well contingency related legal expense. Six month sales revenues, on a monthly basis, have been increasing. The six month operating loss was funded by debt financing and sales revenues. The company has been able to reduce balances due vendors and creditors, however, monthly debt service requirements, aggregate payments of $ 75,354 towards contingency related legal costs; aggregate payments of $5,410 to the company's auditors and $5,000 additional legal expenses paid to the company's securities counsel for services relative to the SB2 Registration, leave the Company in a position where it has difficulty in being able to meet its monthly cash flow requirements.

Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the December 31/99 balance sheet. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

The Company submitted a tax claim for fiscal 1998 amounting to approximately $35,000 (Canadian). The tax department has performed both a scientific and financial audits in December 1999, relative to this claim. The company has been advised that the claim has been approved and it is expected that the refund will be forthcoming in the third quarter of fiscal 2000. Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department has notified the Company of their intent to audit all such claims submitted.


                                     (14)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999


During the first six months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $180,338 for the service, at an overall value per share of $0.19.

Additionally, during the 2nd fiscal quarter of 2000 the company issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, a price per share of $0.11

GOING CONCERN (Note 2), the company has sustained significant operating losses since its inception and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing, in that regard;

The company had concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8 % Convertible Debentures in the aggregate of $225,000; additionally as part thereof, Non-Redeemable Warrants of a three year term, allowing the investor to purchase shares of the Corporation's Common Stock. Accordingly the company has set aside the appropriate number of shares from the authorized and unissued shares of common stock for issuance upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

The Company prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999. This Private Offering having been reported in its quarterly Report 10 QSB of March 31, 1999, Annual Report 10 KSB of June 30th, 1999 and quarterly Report 10 QSB of September 30, 1999, all reports having been filed with the Securities Exchange Commission. The Company has also filed an amended SB 2 Registration in September 1999 and December 30, 1999, in response to S.E.C. comments. The Company has now received S.E.C. comments relative to its most recent amended SB 2 filing and will respond shortly.

At December 31, 1999 the net residuals of this private offering are reported as a long term liability on the company's balance sheet amounting to $203,991.


                                     (15)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999


The net amount reflects the addition of $75,000 intrinsic value assigned the underlying warrants, less a $21,733 actual value assigned to the warrants, less an additional $74,000, related to accounting, finders, and legal fee's expensed.

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

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000, this expectation, which to date, is supported by a 33 % increase in sales revenues during the six month period ending December 31, 1999 of this fiscal year compared to those for the corresponding period of the previous year. Additionally the Company's financial and public relations consultants have expressed their confidence in being able to secure financing enabling the company to sustain cash flow requirements and also provide capital for expansion when required. However, there can be no assurance of these factors.

The Company's new product "Morfoam" introduction to many potential customers, could necessitate, should sales efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house, rather than contracting the work to an outside firm.

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

                                     (16)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999


Results of Operations:

Net sales revenues for the first six months of fiscal 2000 increased 33 %, when compared to those for the corresponding period of the previous year. The majority increase due to an increase in orders from core customers. Comparative gross margins increased 7%. The Company undertook negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases. Also, increased order volumes and improved production operating parameters have enhanced productivity of the manufacturing facility.

Technical Ventures continues to develop and market the specialty compounding, with this segment representing 95 % of total revenues during the first six months of fiscal 2000. The Company also continues to assess all potential and additional opportunities in it's expertise of specialty compounding.

During the second fiscal quarter of 2000, net sales revenues increased by 45% and gross margins by 15% when compared to those for the corresponding period of the previous year. The company experienced profits [before expense items related to the issuance of shares and contingency related legal expense] in both October and November, however, December presented a loss due to necessary equipment maintenance and the effect of the holiday period. At December 31st the company had approximately $95,000 in orders which could have been produced in December had it not been for the previously stated hindrances. Should these orders have been completed, December should also have resulted in profits [before extraordinary items]. The company had an income of $7,054 for the second fiscal quarter of 2000.

Administrative expenses decreased 47 % when compared to those for the corresponding period of the previous year as significant administrative expense arose on the issue of common stock [See Note 6 For Detail].
Direct administrative expenses, excluding the preceding, had an increase of 9 % for the six month period ending December 31, 1999 when compared to those for the corresponding period of the previous year. This increase due in part to the on going quest for financing and resources being directed to the current lawsuit.

R&D expenses decreased 68 % when compared to those for the corresponding period of the previous year, as significant R&D expense arose on the issue



                                     (17)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999


of common stock [See Note 6 For Detail]. However, actual direct R&D expenses decreased 22 %, when compared to those of the corresponding six month period for the previous fiscal year; resources being redirected to manufacturing and sales.

Selling expenses increased 57 % as efforts are stepped up to introduce and market the company's new product Morfoam. This has included increased market activity in both the U.S. and Canada. Potential customers that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal but the company continues to remain very optimistic in this regard.

General expenses for the six month period experienced an average overall increase of 12 %, when compared to those for the corresponding period of the previous year; the Company, however, continues to take measures to contain all areas of expense whenever and wherever possible.



Effect of the Year 2000 Issue On Our Operations


None, and it is not expected that any problems will arise.



Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.








                                     (18)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999



                         PART II - OTHER INFORMATION



Item  1.  Legal Proceedings

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

On September 16-17, 1999, at the hearing of the interlocutory injunction motion, the parties agreed, on consent, to adjourn the motion until trial. The parties agreed to expedite the matter to trial with a target date of about December 1999, this time frame was not achieved due to a requests by Plaintiffs. It is now possible that the trial could commence in mid to late February, however there can be no assurances that this will occur.


                                     (19)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


During the first six months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $180,338 for the service, at a price per share of $0.19.

Additionally, during the 2nd fiscal quarter of 2000 the company issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, a price per share of $0.11.








ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K - none













                                     (20)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending December 31, 1999







                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  February 18, 2000            BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  February 18, 2000            BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (21)