Form 10QSB/A
period 1999-09-30
TECHNICAL VENTURES INC
filed 2000-03-09
CIK 788340

                              Form 10 -QSB A2

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

                                                          Page 1 of 20 Pages

                          TECHNICAL VENTUES INC.
                              FORM 10-QSB A
                  Fiscal Quarter Ended September 30, 1999



The Registrant is filing this amendment for the purpose of addressing certain additional deficiencies in its financial statements occuring in its Report

10 QSB, for the financial period ending September 30, 1999, filed

November 29, 1999 and 10 QSB A1 report filed January 26, 2000.

















                                      (2)

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                        REVISED CONSOLIDATED BALANCE SHEETS


                                           September 30        September 30
                                               1999                1998
                                            NOT AUDITED         NOT AUDITED



                       ASSETS


CURRENT ASSETS

 Cash                                                                 $10,368
 Accounts Receivable                             $146,590              65,680
 Inventory (Note 2)                                40,982              37,510

 Prepaid Expenses                                   6,346                 704


                TOTAL CURRENT ASSETS              193,918             114,262



OTHER ASSETS

 Advances To Shareholders                          62,319              36,407
 Deposits                                          13,607              10,902
^

PROPERTY AND EQUIPMENT,  at cost, net of
accumlated depreciation of $498,846 at
Sept. 30,1999 and $449,943 at
Sept. 30, 1998                                    147,148             162,496

INTANGIBLE ASSETS, net of accumulated
amortization of $5,517 at Sept. 30, 1999
and $4,979 at Sept. 30, 1998                          563                 847



                   TOTAL ASSETS                  $417,556            $324,914

                                             September 30        September 30
                                                 1999                1998
                                              NOT AUDITED         NOT AUDITED


                   LIABILITIES

CURRENT LIABILITIES

 Bank Overdraft                                    $5,527
 Accounts payable and accrued expenses            384,003            $286,276
 Current Portion Of Notes Payable                 370,773             440,597
 Capital lease obligations (Note 4)                77,052              77,052
 Notes From Private Lenders                        61,824             101,339
 Current Portion of Loans From
 Shareholders, Unsecured, Interest free.          183,923             172,745


            TOTAL CURRENT LIABILITIES           1,083,102           1,078,008



LONG-TERM LIABILITIES, net of current
 portion:

 Convertible Debentures                           220,490
 Notes Payable (Note 4)                            61,256
 Shareholders                                     307,232             296,704
 Other                                             26,717              47,692

                                                  615,695             344,396


MINORITY INTEREST                                       0                   0



          STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000
 shares authorized (Note 6):
 Issued and outstanding, 23,248,011 at
 September 30, 1999 and 19,798,011 shares
 at September 30, 1998                           $232,480            $197,980

Additional Paid in capital (Note 6):            4,881,294           4,498,040


ACCUMULATED OTHER COMPREHENSIVE INCOME            313,757             347,256

Deficit                                        (6,708,772)         (6,140,766)


Total Shareholders' deficiency                 (1,281,241)         (1,097,490)


                                                 $417,556            $324,914







See Notes To Revised Condensed Consolidated Financial Statements






                                      (3)

                 TECHNICAL VENTURES INC. AND SUBSIDIARIES
           REVISED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOT AUDITED)




                                                        THREE MONTHS ENDED
                                                            SEPTEMBER
                                                      1999              1998

SALES                                              $288,411          $240,990

COST OF SALES                                       237,554           186,389


GROSS MARGIN                                         50,857            54,601


EXPENSES

 Administration                                     224,176           314,960

 Interest And Other                                  21,904            20,694
 Research & Development                              17,104            83,196
 Selling                                             33,963            17,194

 Contingent Related Expenses                         73,353


TOTAL GENERAL EXPENSES                              371,501           436,044


^

^
^

LOSS BEFORE INCOME TAX RECOVERY                    (320,644)         (381,443)


 Income Tax Recovery                                                      215


NET INCOME (LOSS)                                  (320,644)         (381,228)


BASIC INCOME (LOSS) PER COMMON SHARE                 ($0.01)           ($0.02)


FULLY DILUTED INCOME (LOSS) PER COMMON SHARE         ($0.01)           ($0.02)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING FOR THE PERIOD          22,734,424       15,512,864




See notes to revised condensed consolidated financial statements.


                                      (4)


       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                   Not Audited


                                           Common Stock          Additional                  Cumulativ
                                       Issued and Outstanding    Paid In                     Translati
                                         Shares       Amount     Capital         Deficit     Adjustmen
                                                         $            $             $            $


Balance, June 30, 1998                14,711,341     147,113     4,056,744    (5,759,538)     306,571

^



^
Common Shares Issued (Note 6)          5,086,670      50,867       441,296

^


Net Loss                                                                        (381,228)

Cumulative Translation Adjustment                                                              40,685


Balance, September 30, 1998           19,798,011     197,980     4,498,040    (6,140,766)     347,256




Balance June 30, 1999                 22,198,011     221,980     4,702,463    (6,388,128)     313,319


^
Common Shares Issued (Note 6)          1,050,000      10,500       180,338


Additional Costs For Issuance of
Convertible Debentures & Warrants                                   (1,507)

Net Loss                                                                        (320,644)

Cumulative Translation Adjustment                                                                 438




Balance, September 30, 1999           23,248,011     232,480     4,881,294    (6,708,772)     313,757








See notes to revised consolidated financial statements


                                      (5)


               REVISED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Amounts Expressed in U.S. Dollars)
                               Not Audited



                                                        THREE MONTHS ENEDED
                                                           September 30,
                                                        1999            1998


CASH FLOW FROM OPERATING ACTIVITIES:

Net [Loss] Income                                    ($320,644)     (381,228)

Adjustment to reconcile net [loss] income to net cash used by operating activities:

 Depreciation and amortization                           8,259         7,785

^Issue of Stock For Services                           190,838       340,130
^


 (Increase) Decrease in accounts receivable            (22,520)       47,454
 (Increase) Decrease in inventory                        4,029        (4,316)
 Increase (Decrease) in accounts payable and
  accrued expenses                                     100,862       (67,221)


                                                       (39,176)      (57,395)




CASH FLOW FROM INVESTING ACTIVITIES:

 Increase In Deposits                                    9,377        13,215
 (Increases) Decreases In Advances
 To Stockholders                                          (110)       (2,024)
 Property & Equipment Acquisition                                        484
 Proceeds From Sale of Property & Equipment

                                                         9,267        11,675



CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase In Bank Overdraft                              5,527
 Repayments of note payable to Cooper
  Financial Corp                                        (2,298)       (6,490)
 Proceeds from (repayments of) note payable
  to Dow Chemical Canada                                             (33,801)
 Proceeds from (repayments of) Capital
  Lease Obligations                                        232
 Proceeds from (repayment of) Other Loans
  Payable                                                               (211)
 Proceeds from (repayments of) Private Lenders
 Proceeds from (repayments of) Stockholders' loans       16,315      (47,853)
 Proceeds from issue of restricted common stock                       55,710

^Related Issuance costs of convertible debentures
  and warrants                                           (1,507)      72,232


                                                         18,269       39,587


EFFECT OF EXCHANGE RATE ON CASH                          (2,242)      (1,104)


NET INCREASE (DECREASE) IN CASH BALANCE
 FOR THE PERIOD                                         (13,883)      (7,238)

 Cash Balance, begining of period                        13,883       17,605

 Cash Balance, end of period                                  0       10,368


PAYMENTS MADE DURING THE PERIOD FOR INTEREST              4,175        5,720


INCOME TAXES PAID                                             -            -






See notes to revised condensed consolidated financial statements.



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

^

                                      (7)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
         REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (NOT AUDITED)


NOTE 1: (cont'd)

    d)  Fair Value Presentation:

        The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


    e)  Net Income (Loss)Per Share:

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

^

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




NOTE 3: INVENTORY:


        Inventory is comprised of the following:


                         September 30,           September 30,
                                 1999                    1998


            Raw Materials     $40,982                 $37,510





NOTE 4: LONG TERM DEBT:

        At September 30, 1999 the Company was in default on it's notes payable to I.O.C. and it's lease payable to FBX Holdings Inc. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 1999 balance sheet as current liabilities.
<R/>
        In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At September 30, 1999 the Company was current with the new loan provisions; with a payable balance of $91,280. The Company has been maintaining monthly payments of $3,150 Interest charged is 10% per annum calculated over a period of 35 months.
<R/>




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

        The shares issuances for the three months ended September 30, 1998 are summarized as follows:


Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense

Research &
Development
Services       500,000        5,000       66,072          6,812        64,260

Consulting
Fees For
Financing    3,850,000       38,500      292,790         55,420       275,870

In Exchange
For Loans &
Accounts
Payable        670,000        6,700       73,101         79,801

Issued For
Cash            66,670          667        9,333         10,000


TOTALS       5,086,670       50,867      441,296        152,033       340,130





                                     (10)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
         REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (NOT AUDITED)

NOTE 6: (cont'd)

        The share issuances for the three months ended September 30, 1999 are summarized as follows:



Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense

Consulting
Fees For
Financing     1,050,000       10,500      180,338                     190,838


TOTALS        1,050,000       10,500      180,338                     190,838


   The expense amounts indicated above have been included in the following:

                                                  September 30,  September 30,
                                                          1999          1998

Administration                                          190,838      275,870
Research & Development                                                67,260

TOTALS                                                  190,838      343,130



NOTE 7: SEGMENTED INFORMATION

	The company operates in Canada through Mortile a controlled subsidiary and this entity represents the only operating segment of the company. Mortile performs services in the areas of specialty compounding in composite technology, polymer technology and its proprietary technology, Morfoam (a chemical foaming agent for the plastic industry). During the three month periods ended September 30, 1999 and 1998, speciaty compounding represented 90 % and 99 % of gross revenue, respectively.

	Mortile derives its revenue from customers located in the U.S., Canada, and France. The products produced are delivered to enterprises located in Canada and the U.S.


Three Months                   US       FRANCE     CANADIAN     CONSOLIDATED
Ended September 30,1999          $          $          $               $

Revenue from unaffiliated
customers                   16,730     85,521       185,160         288,411

Income (loss) from
operations                 (18,598)   (96,193)     (205,853)       (320,644)

Identifiable Assets at
end of year                                         417,556         417,556



                                     (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
         REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (NOT AUDITED)

NOTE 7:  (cont'd)


Three Months Ended             US       FRANCE     CANADIAN     CONSOLIDATED
September 30, 1998               $          $          $               $

Revenue from
unaffiliated customers      19,038      54,464      167,488         240,990

Income (loss) from
operations                 (30,117)    (86,158)    (264,953)       (381,228)

Identifiable Assets
at end of year                                      324,914         324,914




NOTE 8:	COMPREHENSIVE INCOME



	The company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" as of January 1, 1998, which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders equity. The components of comprehensive income are as follows:

                                        Sept. 30,1999          Sept. 30, 1998
                                                  $                    $

        Net Loss                            (320,644)               (381,228)

	Other Comprehensive Income (Loss)

        Foreign Currency translation             438                  40,685

        COMPREHENSIVE LOSS                  (320,206)               (340,543)


	The foreign currency translation adjustments are not currently adjusted for income taxes since the company operates primarily in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, done only for the convenience of the reader.


                                     (12)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
         REVISED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (NOT AUDITED)

NOTE 9:	MAJOR CUSTOMERS

        Two customers accounted for 82 % and 74 % of the Company's consolidated revenues for the three month period ending December 30,1999 and 1998 respectively.

        The loss of one or more of these customers would have a detrimental effect on the Company's operating results.



NOTE 10: INCOME TAXES

                                                     Three Month Period Ended
                                                           September 30
                                                     1999                1998

	a) Current income tax recovery consists
           of:

           U.S. Federal state and local
           rates of 43%                            (138,000)         (164,000)

           Increase (decrease) resulting from:

            Losses carried forward                  138,000           164,000

	    Losses applied against extraordinary
            gain in the year

            Others                                                       (272)

            Research and development refundable
            tax credits                                                 5,930

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

Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the September 30/99 balance sheet. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment[s] or suggest an alternate acceptable method of settlement.

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


GOING CONCERN(Note 2), the company has sustained significant operating losses since its inception and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing, in that regard;

During the first three months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting-Financial &


                                     (14)

Public Relations Services to the company, expensing $190,838 for the service, at an overall value per share of $0.18.

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


At September 30, 1999 the net residuals of this private offering are reported as a long term liability on the company's balance sheet amounting to $220,490. The net amount reflects the addition of $75,000 intrinsic value assigned the underlying warrants, less a $21,733 actual value assigned to the warrants, less an additional $57,777, related to accounting, finders, and legal fee's expensed.


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

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000. Additionally, the company's financial and public relations consultants have


                                     (15)
expressed their confidence in being able to secure financing enabling the company to maintain cash flow requirements and also provide capital for expansion when required. However, there can be no guarantee of this.

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

^

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


Administrative expenses decreased 28 % when compared to those for the corresponding period of the previous year, as significant administrative


                                     (16)
expense on the issue of common stock [See Note 6 For Detail]. Direct administrative expenses, excluding the preceding, actually increased
12 % for the three month period ending September 30, 1999. This increase due in part to the on going quest for financing and resources being directed to the current lawsuit.

R&D expenses decreased 77 % when compared to those for the corresponding period of the previous year as significant R&D expenses arose on the issue of common stock [See Note 6 For Detail]. However, actual R&D expenses decreased 20%, when compared to those of the corresponding three month period for the previous fiscal year, due to resources being redirected to manufacturing and sales.



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









                                     (17)

                         PART II - OTHER INFORMATION



Item  1.  Legal Proceedings

A legal action was commenced against the Corporation, its subsidiary , Mortile Industries Ltd., their President, Frank Mortimer and the Dow Chemical Company, on June 4,1999 in the Ontario Superior Court of Justice (Commercial
List); by a former customer, Endex Polymer Additives Inc., Endex Polymer Additives Inc. (USA), Endex International Limited and G. Mooney And Associates. The Dow Chemical Company is defending separately.

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

Subsequently, it appears that date of trial will now be delayed until January 2000.






                                     (18)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K -

			During the quarter for which this report is filed, the Company filed a Current Report on Form 8K, dated September 28, 1999, updating and regarding a legal action referenced under Item 5 - Legal Proceedings in this report 10 QSB, September 30, 1999.



















                                      (19)

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  March 9, 2000                BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  March 9, 2000                BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (20)