Form 10QSB
period 2000-03-31
TECHNICAL VENTURES INC
filed 2000-05-16
CIK 788340

                              Form 10 -QSB A1

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

                For The Quarterly Period Ended March 31, 2000


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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 2000.

            23,802,031 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                          Page 1 of 22 Pages

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                               March 31,           March 31,
                                                 2000                1999
                                              NOT AUDITED         NOT AUDITED



                       ASSETS

CURRENT ASSETS

                                                   $3,647            $27,388
Accounts Receivable                               150,184            171,320
Inventory (Note 3)                                 53,926             64,209
Prepaid Expenses                                    1,979                667


      TOTAL CURRENT ASSETS                        209,736            263,584


OTHER ASSETS

Advances To Stockholders                           63,115             58,403
Deposits                                           13,775             11,086


PROPERTY AND EQUIPMENT,  at cost, net of
accumlated depreciation of $520,797 at
Mar. 31,2000 and $471,334 at Mar. 31, 1999        134,650            158,166

INTANGIBLE ASSETS, net of accumulated
amortization of $5,747 at Mar. 31, 2000
and $5,219 at Mar. 31, 1999                           408                706

     TOTAL ASSETS                                $421,684           $491,945

                                                  March 31,         March 31,
                                                    2000              1999
                                                 NOT AUDITED      NOT AUDITED


                      LIABILITIES


CURRENT LIABILITIES

Accounts payable and accrued expenses               $489,937         $317,967
Current Portion Of Notes Payable (Note 4)            376,505          432,621
Capital lease obligations  (Note 4)                   78,002           77,198
Loans From Private Lenders                            61,970           61,522
Current Portion of Loan From Shareholders,
Unsecured, Interest Free                             180,326          173,251

            TOTAL CURRENT LIABILITIES              1,186,740        1,062,560



LONG-TERM LIABILITIES, net of current portion:

  Convertible Debentures                             189,574          168,705
  Notes Payable (Note 4)                              45,085
  Shareholders                                       258,933          296,973
  Other                                               27,046           26,033

                                                     520,638          491,711

MINORITY INTEREST                                          0                0



                     STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000 shares
 authorized (Note 6): Issued and outstanding,
 23,802,031 at March 31, 2000 and
 22,048,011 shares at March 31, 1999                $238,020         $220,480

 Additional Paid in capital(Note 6):               4,942,703        4,655,170

ACCUMULATED OTHER COMPREHENSIVE INCOME               303,532          330,335

Deficit                                           (6,769,949)      (6,268,311)

Total Shareholders' deficiency                    (1,285,694)      (1,062,326)


                                                    $421,684         $491,945


See Notes To Condensed Consolidated Financial Statements



                                     (2)

                 TECHNICAL VENTURES INC.   AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)



                                                        NINE MONTHS ENDED
                                                              MARCH
                                                       2000           1999

SALES                                                $987,350       $808,839

COST OF SALES                                         768,282        547,670

GROSS MARGIN                                          219,067        261,169


EXPENSES

 Administration                                       295,772        538,068
 Interest And Other                                    56,172         52,677
 Research & Development                                51,674        123,248
 Selling                                               96,271         61,606
 Contingent Related Expense                           126,054

                                                      625,943        775,599




LOSS BEFORE INCOME TAX RECOVERY                      (406,876)      (514,430)

  Income Tax Recovery                                  25,055          5,658


NET LOSS                                             (381,821)      (508,772)


BASIC LOSS PER COMMON SHARE                            ($0.02)        ($0.03)


FULLY DILUTED LOSS PER COMMON SHARE                    ($0.02)        ($0.03)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD          23,285,983     19,609,385




 See notes to condensed consolidated financial statements.




                                    (3)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (NOT AUDITED)



                                                      THREE MONTHS ENDED
                                                             MARCH
                                                   2000                1999

SALES                                            $315,280            $303,761

COST OF SALES                                     254,838             191,269

GROSS MARGIN                                       60,442             112,492


EXPENSES

 Administration                                    38,995              49,381
 Interest And Other                                15,616              15,535
 Research & Development                            16,627              17,105
 Selling                                           30,789              19,945
 Contingent Related Legal Expense (Note 5)          5,094


                                                  107,122             101,966




LOSS BEFORE INCOME TAX RECOVERY                   (46,680)             10,526

 Income Tax Recovery                               25,055


NET LOSS                                          (21,625)             10,526


BASIC LOSS PER COMMON SHARE                        ($0.00)              $0.00


FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)              $0.00


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD      23,776,756          22,019,122




 See notes to condensed consolidated financial statements.




                                      (4)


       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                   Not Audited


                                           Common Stock          Additional                  Cumulativ
                                       Issued and Outstanding    Paid In                     Translati
                                         Shares       Amount     Capital         Deficit     Adjustmen
                                                         $            $             $            $


Balance, June 30, 1998                14,711,341     147,113     4,056,744    (5,759,538)     306,571


Common Shares Issued (Note 6)          7,336,670      73,367       598,426



Net Loss                                                                        (508,772)

Cumulative Translation Adjustment                                                              23,764


Balance, March 31, 1999               22,048,011     220,480     4,655,170     (6,268,311)     330,335




Balance June 30, 1999                 22,198,011     221,980     4,702,463    (6,388,128)     313,319


Common Shares Issued (Note 6)          1,604,020      16,040       240,240

Net Loss                                                                        (381,821)

Cumulative Translation Adjustment                                                              (9,787)




Balance, March 31, 2000               23,802,031     238,020      4,942,703    (6,769,949)     303,532




See notes to consolidated financial statements


                                      (5)

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Amounts Expressed in U.S. Dollars)
                            Not Audited


                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000         1999


CASH FLOW FROM OPERATING ACTIVITIES:

 Net Loss                                              ($381,821)   ($508,772)

 Adjustment to reconcile net loss to net cash used by operating activities:

   Depreciation and amortization                          24,321       19,183

   Issue of Stock For Services                           200,838      489,831


  (Increase) Decrease in accounts receivable             (24,584)     (56,281)
  (Increase) Decrease in inventory                        (8,361)     (30,456)
   Increase (Decrease) in accounts payable
    and accrued expe                                     203,332      (58,132)

                                                          13,725     (144,628)

CASH FLOW FROM INVESTING ACTIVITIES:

 (Increase) Decreases In Deposits / Prepaid Expenses      13,937       14,471
 (Increases)Decreases In Advances To Stockholders           (139)     (23,442)
  Property & Equipment Acquisition                        (1,491)      (9,173)
  Proceeds From Sale of Property & Equipment                            3,321

                                                          12,307      (14,823)

CASH FLOWS FROM FINANCING ACTIVITIES

 Repayment of Line Of Credit                                          (34,371)
 Repayments of note payable to Cooper Financial          (16,936)     (19,966)
 Proceeds From Debentures                                             225,000
 Proceeds from Capital Lease Obligations                     234        1,642
 Proceeds (Repayment) of Other Loans Payable                   0      (25,469)
 Repayment of Private Lenders                                  0      (16,189)
 Proceeds from (repayments of) Stockholders' loans        14,009        1,742
 Proceeds from issue of restricted common stock                0       93,942
 Related 'Issuance costs of convertible debentures
  and warrants                                           (30,916)     (56,295)

                                                         (33,610)     170,036

EFFECT OF EXCHANGE RATE ON CASH                           (2,657)        (802)


NET INCREASE (DECREASE) IN CASH BALANCE FOR THE PERIOD   (10,236)       9,783

 Cash Balance, begining of period                         13,883       17,605

 Cash Balance, end of period                               3,647       27,388



PAYMENTS MADE DURING THE PERIOD FOR INTEREST              12,579       15,295

NON CASH FINANCING ACTIVITIES
 (Issue of Shares Reducing Debt)                          55,442       88,020




 See notes to condensed consolidated financial statements.



                                      (6)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

     a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.
        For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1999.


     b) Principals Of Consolidation

        The consolidated financial statements include the accounts of Technical Ventures Inc. ("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd., ("Mortile"), Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.


     c) Accounting Changes

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)No. 133, "Accounting for Derivative Instruments And Hedging Activities". This statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the financial statements of the company.

     d) Foreign Currency Translation:

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


                                      (7)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



NOTE 1:  (cont'd)


     e)  Fair Value Presentation:

         The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


        f)      Net Income (Loss) Per Share:

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


        g)      Stock Based Compensation:

		In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation,was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of SFAS No. 123.

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



NOTE  3:  INVENTORY:

          Inventory is comprised of the following:

                               March 31,      March 31,
                                   2000           1999


Raw Materials                   $53,926        $64,209






NOTE  4:  LONG TERM DEBT:

          At March 31, 2000 the Company was in default on it's notes payable to I.O.C.[Ontario Development Corporations] and it's lease payable to FBX Holdings Inc.. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 2000 balance sheet as current liabilities.


          In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At March 31, 2000 the Company was current with the new loan provisions; with a payable balance of $76,642 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.


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


                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)




Nature Of     Number Of      Paid Up   Additional Paid   Issue       Subscription
Payments      Shares         Capital   In Capital        Expense     Proceeds       Expense
Directors,
Officers &
Employee
Remuneration 2,100,000       21,000      142,800                        21,000      142,800

Research &
Development
Services       500,000        5,000       66,072                         6,812       61,260

Consulting
Fees For
Financing    3,850,000       38,500      292,790                        55,420      275,870

In Exchange
For Loans &
Accounts
Payable        670,000        6,700       73,101                        79,801

Issued For
Cash           116,670        1,167        13,833                       15,000


Issued For     100,000        1,000         9,830          9,830
Services
Related To
Debentures


TOTALS       7,336,670       73,367       598,426          9,830       178,033      479,930


                                     (10)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



NOTE 6: (cont'd)

        The share issuances for the nine months ended March 31, 2000 are summarized as follows:


Nature Of     Number Of      Paid Up   Additional Paid   Issue      Subscription
Payments      Shares         Capital   In Capital        Expense    Proceeds       Expense

Consulting
Fees For
Financing     1,050,000       10,500      180,338                                  190,838
In Exchange
For Loans
Payable         504,020        5,040       50,402                      55,442

Issued For
Services         50,000          500        9,500         10,000
Related To
Debentures


TOTALS        1,554,020       15,540      230,740         10,000       55,442      190,838


   The expense amounts indicated above have been included in the following:

                                                      March 31,     March 31,
                                                          2000          1999

Administration                                          190,838      418,670
Research & Development                                                61,260

TOTALS                                                  190,838      479,930



NOTE 7: SEGMENTED INFORMATION

	The company operates in Canada through Mortile a controlled subsidiary and this entity represents the only operating segment of the company. Mortile performs services in the areas of specialty compounding in composite technology, polymer technology and its proprietary technology, Morfoam (a chemical foaming agent for the plastic industry). During the nine month periods ended March 31, 2000 and 1999, speciaty compounding represented 95 % of gross revenue, respectively.

	Mortile derives its revenue from customers located in the U.S., Canada, and France. The products produced are delivered to enterprises located in Canada and the U.S.


Nine Months                    US       FRANCE     CANADIAN     CONSOLIDATED
Ended March 31,2000             $          $          $               $

Revenue from unaffiliated
customers                    98,735    246,837      641,778         987,350

Income (loss) from
operations                  (38,182)   (95,455)    (248,184)       (381,821)

Identifiable Assets at
end of year                                         421,684         421,684



                                     (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)


NOTE 7:  (cont'd)


Nine Months Ended               US       FRANCE     CANADIAN     CONSOLIDATED
March 31, 1999                  $          $          $               $

Revenue from
unaffiliated customers       97,061     137,503      574,275         808,839

Income (loss) from
operations                  (86,491)    (61,053)    (361,228)       (508,772)

Identifiable Assets
at end of year                                       491,945         491,945




NOTE 8:	COMPREHENSIVE INCOME

      	The company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" as of January 1, 1998, which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders equity. The components of comprehensive income are as follows:

                                         Mar. 31,2000           Mar. 31, 1999
                                                $                       $

        Net Loss                            (381,821)               (508,772)

	Other Comprehensive Income (Loss)

        Foreign Currency translation          (9,787)                 23,764

        COMPREHENSIVE LOSS                  (391,608)               (485,008)


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

        Two customers accounted for 80 % and 71 % of the Company's consolidated revenues for the nine month period ending March 31,2000 and 1999 respectively.

        The loss of one or more of these customers would have a detrimental effect on the Company's operating results.



NOTE 10: INCOME TAXES



        The Company submitted a claim for $24,000 for 1998. The Company received,during this financial period, full payment of it's 1998 submitted tax claim. A claim for approximately $24,000 will be filed for 1999. It is anticipated that the claim for 1999 will be subject to audits and there can be no assurance that they will be honoured and, if they are, the amount of the refunds may be substantially less than the claim amount.







                                      (13)

                         Technical Ventures Inc.
       Report 10 QSB  For  The Financial Period Ending March 31, 2000


                          PART 1 - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first nine months of fiscal 2000 the company incurred a loss, however, during the second quarter the company had two profitable months of operation resulting in a marginal direct operating profit for that period. This profit excluded compensation and financing charges expensed, as well contingency related legal expense. Nine month sales revenues, have been increasing. The nine month operating loss was funded by debt financing, tax refund and sales revenues. The company has been able to reduce some balances due vendors and creditors, however, monthly debt service requirements, aggregate payments of $ 91,500 [CND] towards contingency related legal costs; aggregate payments of $9,392 to the company's auditors and $5,000 additional legal expenses paid to the company's securities counsel for services relative to the SB2 Registration, leave the Company in a position where it has difficulty in being able to meet its monthly cash flow requirements.

Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the March 31/00 balance sheet. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

The Company received during the third quarter of fiscal 2000 it's 1998 tax claim of $35,000 [CND]. Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department had notified the Company of their intent to audit all such claims submitted.

During the first nine months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $180,338 for the service, at an overall value per share of $0.19.


                                     (14)

                         Technical Ventures Inc.
       Report 10 QSB  For  The Financial Period Ending March 31, 2000


During the 2nd fiscal quarter of 2000 the company issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, a price per share of $0.11.

Additionally, during the third financial quarter, the company issued 50,000 Restricted Common Shares to it's Securities Counsel's firm for legal expense related to the on going SB 2 registration, at a value of $10,000 or $0.20 per share.

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

The Company prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999. This Private Offering having been reported in its quarterly Report 10 QSB of March 31, 1999, Annual Report 10 KSB of June 30th, 1999 and quarterly Report 10 QSB of September 30, 1999, all reports having been filed with the
Securities Exchange Commission.   The Company has also filed an amended SB-2
Registration in September 1999 and December 30, 1999, in response to S.E.C. comments. The Company received S.E.C. comments relative to its most recent amended SB-2 filing and responded on April 24, 2000, along with an amended
SB 2 Registration.

At March 31, 2000 the net residuals of this private offering are reported as a long term liability on the company's balance sheet amounting to $189,574. The net amount reflects the addition of $75,000 intrinsic value assigned the


                                     (15)
underlying warrants, less a $21,733 actual value assigned to the warrants, less an additional $88,417 related to accounting, finders, and legal fee's expensed.

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

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000, this expectation, which to date is supported by a 22 % increase in sales revenues during the nine month period ending March 31, 2000 of this fiscal year compared to those for the corresponding period of the previous year. Additionally, the Company's financial and public relations consultants have expressed their confidence in being able to secure financing enabling the company to sustain cash flow requirements and also provide capital for expansion when required. However, there can be no assurance of these factors.


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



                                     (16)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending March 31, 2000



Results of Operations:

Net sales revenues for the first nine months of fiscal 2000 increased 22 %, when compared to those for the corresponding period of the previous year.
The majority increase due to an increase in orders from core customers. Comparative gross margins, as a percent of revenue, decreased 10%. The Company undertook negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases. Increased order volumes and improved production operating parameters have enhanced productivity of the manufacturing facility, however, a decline in volume by one of the company's core customers in the 3 rd quarter offset this.

Technical Ventures continues to develop and market the specialty compounding, with this segment representing 95 % of total revenues during the first nine months of fiscal 2000. There have been major volume increases in this area of the company's business, from several of the existing customers, during the year. Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.

During the third fiscal quarter of 2000, net sales revenues increased by 4 %. With gross margins declining, as a percent of revenue, by 18% when compared to those for the corresponding period of the previous year. The decline in gross margins is due in part to the change in the mix of clients. A major portion of the revenue earned in this fiscal quarter came from clients for which the company purchases raw materials and provides services for the compounding, charging the client accordingly; margins for this segment of the business are lower because of very competative circumstances.

Administrative expenses decreased 45 % when compared to those for the corresponding nine month period of the previous year as significant administrative expense arose on the issue of common stock [See Note 6 For Detail]. Excluding the preceding, administrative expenses had a decrease of 12 % for the nine month period ending March 31, 2000 when compared to those for the corresponding period of the previous year.


                                     (17)

                           Technical Ventures Inc
         Report 10 QSB For The Financial Period Ending March 31,2000


R&D expenses decreased 58 % when compared to those for the corresponding period of the previous year as significant R&D expense arose on the issue of common stock [See Note 6 For Detail]. However, actual direct R&D expenses decreased 9 %, when compared to those of the corresponding nine month period for the previous fiscal year; resources being redirected to manufacturing and sales.

Selling expenses increased 56 % as efforts are stepped up to introduce and market the company's new product Morfoam. This has included increased market
activity in both the U.S. and Canada.   Potential customers that have
completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal. In that regard, during April the company received a large order from it's US distributor, which is ultimately destined for Australia. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.

Total expenses for the nine month period experienced an average overall decrease of 20 %, when compared to those for the corresponding period of the previous year as significant expenses had arose on the issue of common stock [See Note 6 For Detail]. Actual direct expenses, however, increased 47 % when compared to those of the corresponding nine month period for the previous fiscal year due to the ongoing legal costs of the litigation in which the company is currently involved; the Company, however, continues to take measures to contain all areas of expense whenever and wherever possible.



                                     (18)

                           Technical Ventures Inc
         Report 10 QSB For The Financial Period Ending March 31,2000





Effect of the Year 2000 Issue On Our Operations


  None, it is not expected that any problems will arise.




Forward Looking Statements:


This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21B of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.












                                     (19)

                           Technical Ventures Inc
         Report 10 QSB For The Financial Period Ending March 31,2000



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

On September 16-17, 1999, at the hearing of the interlocutory injunction motion, the parties agreed, on consent, to adjourn the motion until trial. The parties agreed to expedite the matter to trial with a target date of about December 1999, this time frame was not achieved due to requests made by Plaintiffs. At March 31, 2000 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.


                                     (20)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending March 31, 2000



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


During the first nine months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $180,338 for the service, at a price per share of $0.19.

The company also issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, a price per share of $0.11.

Additionally, during the 3 rd fiscal quarter of 2000 the company issued 50,000 Restricted Common Shares to it's securities counsel's firm for services related to the debentures, at a price of $0.20 US per share or $10,000.






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K



		(a)    Exhibits - none


		(b)    Reports on Form 8-K - none










                                    (21)

                         Technical Ventures Inc.
      Report 10 QSB  For  The Financial Period Ending March 31, 2000





                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  May 15, 2000                 BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  May 15, 2000                 BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (22)