Form 10QSB/A
period 2000-03-31
TECHNICAL VENTURES INC
filed 2000-06-14
CIK 788340

                              Form 10 -QSB A

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

                                                          Page 1 of 21 Pages

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
      AMENDED REPORT 10 QSB A FOR THE FINANCIAL PERIOD ENDING MARCH 31, 2000



The Registrant is filing this amendment for the purpose of addressing certain deficiencies in its quarterly report 10 QSB for the financial period ending

March 31, 2000.



The deficiencies, relating specificially to the above noted report,

were brought to the attention of the Registrant by the S.E.C. in a Letter of Comments dated June 6, 2000, in conjunction with the Registrants most recent amended SB 2 filing.



Deficiencies noted in Item 1 - Financial Information - Financial Notes were created in the transition of the word processing file to Edgarization for the purpose of electronic filing.



Deficiencies noted in Item 2 - MDA - necessitated expansion of information provided in the original filing of the report.  This expansion is included in this amended report.

















                                    (2)

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
                       AMENDED CONSOLIDATED BALANCE SHEETS


                                               March 31,           March 31,
                                                 2000                1999
                                              NOT AUDITED         NOT AUDITED



                       ASSETS

CURRENT ASSETS

|Cash                                              $3,647            $27,388
Accounts Receivable                               150,184            171,320
Inventory (Note 3)                                 53,926             64,209
Prepaid Expenses                                    1,979                667


      TOTAL CURRENT ASSETS                        209,736            263,584


OTHER ASSETS

Advances To Stockholders                           63,115             58,403
Deposits                                           13,775             11,086


PROPERTY AND EQUIPMENT,  at cost, net of
accumlated depreciation of $520,797 at
Mar. 31,2000 and $471,334 at Mar. 31, 1999        134,650            158,166

INTANGIBLE ASSETS, net of accumulated
amortization of $5,747 at Mar. 31, 2000
and $5,219 at Mar. 31, 1999                           408                706

     TOTAL ASSETS                                $421,684           $491,945

                                                  March 31,         March 31,
                                                    2000              1999
                                                 NOT AUDITED      NOT AUDITED


                      LIABILITIES


CURRENT LIABILITIES

Accounts payable and accrued expenses               $489,937         $317,967
Current Portion Of Notes Payable (Note 4)            376,505          432,621
Capital lease obligations  (Note 4)                   78,002           77,198
Loans From Private Lenders                            61,970           61,522
Current Portion of Loan From Shareholders,
Unsecured, Interest Free                             180,326          173,251

            TOTAL CURRENT LIABILITIES              1,186,740        1,062,560



LONG-TERM LIABILITIES, net of current portion:

  Convertible Debentures                             189,574          168,705
  Notes Payable (Note 4)                              45,085
  Shareholders                                       258,933          296,973
  Other                                               27,046           26,033

                                                     520,638          491,711

MINORITY INTEREST                                          0                0



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


See Notes To Condensed Consolidated Financial Statements



                                     (3)

                 TECHNICAL VENTURES INC.   AND SUBSIDIARIES
           AMENDED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
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




                                    (4)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          AMENDED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
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




                                      (5)

                                    AMENDED
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                   Not Audited


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




See notes to consolidated financial statements


                                      (6)

             AMENDED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (Amounts Expressed in U.S. Dollars)
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



                                      (7)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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


                                      (8)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



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

                                     (9)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)




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


                                     (10)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)


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



|NOTE 6:  COMMON SHARES
|
|         Common shares have been issued in consideration of services rendered
|         and consulting services for financing incurred.  The shares have
|         been valued at their fair market value considering that they are
|         restricted shares.  The excess of the fair market value of the shares
|         over the consideration received at their issue has been charged to
|         expenses in the current period as the period over which the services
|         have been rendered does not extend beyond the balance sheet date.
|
|         The shares issuances for the nine months ended March 31, 1999 are
|         summarized as follows:





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




                                     (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



NOTE 6: (cont'd)

        The share issuances for the nine months ended March 31, 2000 are summarized as follows:


Nature Of     Number Of      Paid Up   Additional Paid   Issue      Subscription
Payments      Shares         Capital   In Capital        Expense    Proceeds       Expense

Consulting
Fees For
Financing     1,050,000       10,500      180,338                                  190,838
In Exchange
For Loans
Payable         504,020        5,040       50,402                      55,442

Issued For
Services         50,000          500        9,500         10,000
Related To
Debentures


TOTALS        1,604,020       16,540      240,240         10,000       55,442      190,838


   The expense amounts indicated above have been included in the following:

                                                      March 31,     March 31,
                                                          2000          1999

Administration                                          190,838      418,670
Research & Development                                                61,260

TOTALS                                                  190,838      479,930



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



                                     (12)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)


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


                                      (13)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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







                                      (14)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000


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


Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as |current liabilities on the March 31/00 balance sheet. The amount of debt, |including both principal and accrued interest is as follows: ODC[formerly IOC] |is $604,529 CND; FBX HOLDINGS $202,056 CND. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.


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


                                     (15)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000


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


                                     (16)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000


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



                                     (17)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000


Results of Operations:

Net sales revenues for the first nine months of fiscal 2000 increased 22 %, when compared to those for the corresponding period of the previous year. The majority increase due to an increase in orders from core customers. |Comparative gross margins however, as a percent of revenue, decreased 10%. |The decrease was due to mix of clients from which the Company received |orders; with a major portion of revenue earned in the first nine months |coming from clients for which the company purchases raw materials and |provides compounding services, charging the client accordingly. Margins for |this segment of the business are lower because of very competative |circumstances. Company undertook negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases. Increased order volumes and improved production operating parameters have enhanced productivity of the manufacturing facility, however, a decline in volume by one of the company's core customers in the 3 rd |quarter offset this. This decline resulted in a negative impact of |$191,816 CND on sales revenues, however, this has been offset by increased |sales orders and revenues from existing and new customers.


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


During the third fiscal quarter of 2000, net sales revenues increased by 4 % |to $315,280 from $303,761 for the corresponding period for the previous year. With gross margins declining, as a percent of revenue, by 18% when compared to those for the corresponding period of the previous year. The decline in gross margins is due in part to the change in the mix of clients. A major portion of the revenue earned in this fiscal quarter came from clients for which the company purchases raw materials and provides services for the compounding, charging the client accordingly; margins for this segment of the business are lower because of very competative circumstances.

|Administrative expenses decreased 45 % and 21 % respectively, when compared |to those for the corresponding nine and three month period of the previous |year. As significant administrative expense arose on the issue of common stock [See Note 6 For Detail]. Excluding the preceding, administrative expenses had a decrease of 12 % for the nine month period ending March 31, 2000 when compared to those for the corresponding period of the previous year.
|The decline, as a result of reduced legal expenses not being incurred in the |current fiscal year relative to the modification of the Company's Certificate |of Incorporation and Special Shareholders meeting, which had been taken in |the previous financial year. As well consulting fees which took place during |fiscal 1999 were not incurred again in the current fiscal period.




                                     (18)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000



|R&D expenses decreased 58 % when compared to those for the first nine months |of the corresponding period of the previous year and decreased 3 % when |compared to those for the 3 month period ending March 31, 1999, as significant R&D expense arose on the issue of common stock [See Note 6 For Detail]. However, actual direct R&D expenses decreased 9 %, when compared to those of the corresponding nine month period for the previous fiscal year; resources being redirected to manufacturing and sales.




|Selling expenses increased 56 % for the nine month period ending March 31,2000 |and 54% for the three month period ending March 31,2000, when compared to the |corresponding periods for the previous year, as efforts are stepped up to introduce and market the company's new product Morfoam. This has included increased market activity in both the U.S. and Canada. Potential customers that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal. In that regard, during April the company received a large order from it's US distributor, which is ultimately destined for Australia. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.


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



                                     (19)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000





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












                                     (20)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A For The Financial Period Ending March 31, 2000







                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TECHNICAL VENTURES INC.



Date:  June 14, 2000                BY: /s/Frank Mortimer
                                        Frank Mortimer, President and
                                        Chief Executive  Officer




Date:  June 14, 2000                BY: /s/Larry Leverton
                                        Larry Leverton, V/P & Secretary
                                        Chief Financial Officer
















                                     (21)