Form 10QSB/A
period 2000-03-31
TECHNICAL VENTURES INC
filed 2000-07-05
CIK 788340

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



The Registrant is filing this amendment for the purpose of addressing certain additional deficiencies in its quarterly report 10 QSB for the financial period ending March 31, 2000.



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




Deficiencies noted in Part II - Item 2 necessitated expansion of information provided in the original filing of the report.  This expansion is included in this amended report.













                                    (2)

                   Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


                       PART 1 - FINANCIAL INFORMATION


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first nine months of fiscal 2000 the company incurred a loss, however, during the second quarter the company had two profitable months of operation resulting in a marginal, direct operating profit for that period. This profit excluded compensation and financing charges expensed, as well contingency related legal expense. Nine month sales revenues, have been increasing. The nine month operating loss was funded by, debt financing, sales revenues and a tax refund. The company has been able to reduce some balances due vendors and creditors, however, monthly debt service requirements, aggregate payments of $ 91,500 [CND] towards contingency related legal costs; aggregate payments of $9,392 to the company's auditors and $5,000 additional legal expenses paid to the company's securities counsel for services relative to the SB2 Registration, leave the Company in a position where it has difficulty in being able to meet its monthly cash flow requirements.

Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the March 31/00 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC [formerly IOC] is $604,529 CND; FBX Holdings $202,056 CND. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

The Company received during the third quarter of fiscal 2000 it's 1998 tax claim of $35,000 [CND]. Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department had notified the Company of their intent to audit all such claims submitted.






                                     (3)

                   Technical Ventures Inc. And Subsidiaries
  Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


During the first nine months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $190,838 for the service, at an average price per share of $0.183.


During the 2nd fiscal quarter of 2000 the company issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, at a price per share of $0.11.

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



                                    (4)

                   Technical Ventures Inc. And Subsidiaries
   Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


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




                                     (5)

                   Technical Ventures Inc. And Subsidiaries
   Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000



The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.

Results of Operations:

Net sales revenues for the first nine months of fiscal 2000 increased 22 %, when compared to those for the corresponding period of the previous year.
The majority increase due to an increase in orders from core customers. ^ Increased order volumes and improved production operating parameters have enhanced productivity of the manufacturing facility, however, a decline in volume by one of the company's core customers in the 3 rd quarter offset this. This decline resulted in a negative impact of $191,816 CND on sales revenues, however, this has been offset by increases sales orders and revenues from existing and new customers.

|Sales by geographic area for the nine month period ended March 31, 2000 |and 1999, in US$ are as follows:


|    Geographic Area                      2000                      1999
|
|    United States                   $  98,735                 $  97,061
|    Canada                            641,778                   574,275
|    France                            246,837                   137,503
|
|                                     $987,350                  $808,839


|Sales by product line for the nine month period ended March 31, 2000 and |1999, in US$ are as follows:

|    Product Line                         2000                      1999
|
|    Specialty Compounding            $931,338                  $742,975
|    (including Composite)
|    Polymer Technology                 48,974                    36,089
|    Miscellaneous                       7,038                    29,775
|
|                                     $987,350                  $808,839

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




                                     (6)

                   Technical Ventures Inc. And Subsidiaries
  Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


continue to assess all potential and additional opportunities in it's expertise of specialty compounding.

Comparative gross margins, as a percent of revenue, decreased 10%. The decrease was due to mix of clients from which the Company received orders; with the major portion of revenue earned in the first nine months coming from clients for which the company purchases raw materials and provided compounding services, charging the client accordingly. Margins for this segment of the business are lower because of very competitive circumstances. The Company undertook negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases.

|Net sales revenues for the period ending March 31, 2000 and 1998 are |catagorised as follows:

|    Category                                 2000                       1999
|
|    Proprietary -Thermo Plastic        $    7,415                   $      0
|    Proprietary - Morfoam                  41,559                     53,210
|    Compounding With Materials            571,503                    374,289
|    Compounding Without Materials         359,690                    351,565
|    Miscellaneous Without Materials         7,183                     29,775
|
|                                         $987,350                   $808,839

During the third fiscal quarter of 2000, net sales revenues increased by 4 % to $315,280 from $303,761 for the corresponding period for the previous year. With gross margins declining, as a percent of revenue, by 18% when compared to those for the corresponding period of the previous year. The decline in gross margins is due in part to the change in the mix of clients. A major portion of the revenue earned in this fiscal quarter came from clients for which the company purchases raw materials and provides services for the compounding, charging the client accordingly; margins for this segment of the business are lower because of very competitive circumstances.

Administrative expenses decreased 45 % and 21 % respectively, when compared to those for the corresponding nine and three month period of the previous year as significant administrative expense arose on the issue of common stock [See Note 6 For Detail]. Excluding the preceding, administrative expenses had a decrease of 12 % for the nine month period ending March 31, 2000 when compared to those for the corresponding period of the previous year.



                                    (7)

                    Technical Ventures Inc. And Subsidiaries
   Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


The decline, as a result of reduced legal expenses not being incurred in the current fiscal year, relative to the modification of the Company's Certificate of Incorporation and Special Shareholders meeting, which had been accounted for in the previous financial year. As well, consulting fees which took place during fiscal 1999 were not incurred again in the current fiscal period.

R&D expenses decreased 58 % when compared to those for the corresponding period of the previous year and decreased 3 % when compared to those for the 3 month period ending March 31, 1999, as significant R&D expense arose on the issue of common stock [See Note 6 For Detail]. However, actual direct R&D expenses decreased 9 %, when compared to those of the corresponding nine month period for the previous fiscal year; resources being redirected to manufacturing and sales.

Selling expenses increased 56 % for the nine month period ending March 31, 2000 and 54 % for the three month period ending March 31, 2000, when compared to the corresponding periods for the previous year, as efforts are stepped up to introduce and market the company's new product Morfoam. This has included
increased market activity in both the U.S. and Canada.   Potential customers
that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal.
In that regard, during April the company received a large order from it's US distributor, which is ultimately destined for Australia. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.

Total expenses for the nine month period experienced an average overall decrease of 20 %, when compared to those for the corresponding period of the previous year as significant expenses had arose on the issue of common stock [See Note 6 For Detail]. Actual direct expenses, however, increased 47 %, when compared to those of the corresponding nine month period for the previous fiscal year due to the ongoing legal costs of the litigation in which the company is currently involved; the Company, however, continues to take measures to contain all areas of expense whenever and wherever possible.




                                    (8)

                     Technical Ventures Inc. And Subsidiaries
   Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000






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


























                                    (9)

                    Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000




                         PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS





|During the first nine months of fiscal year 2000, the Company issued a total |of 1,050,000 Restricted Common Shares in exchange for Consulting - Financial |& Public Relations Services to the company, expensing a total of $190,838 for |the service, at an average price per share of $0.183. The shares were issued |for remuneration defined in an agreement for corporate advisory and finance |services and which was due on execution of the agreement. The amount |expensed is based on a fair value of the quity instrument issued on the date |of issue; as that value is more reliably measurable than the consideration |received.

|This issue consisted of two[2] transactions one of which took place on August |12, 1999 when 350,000 shares were issued to Coleman Capital; the average |selling price for the company's common shares on that date was $0.20 and |the basis of the expensed amount was $0.136 per share. The second transaction |took place on August 20, 1999 when 700,000 shares were issued to Hudson |Consulting; the average market price for the company's common shares on that |date was $0.325 and the basis of the expensed amount, $0.2045 per share.

The company also issued 504,020 Restricted Common Shares to shareholder of |the company, Peter Wherle, in exchange for a debt and accrued interest due |the shareholder in the amount of $55,442, a price per share of $0.11. This |transaction took place on December 13, 1999 during the second financial |quarter, on that date the average market price for the company's common |shares was $0.16. In this instance the value of the consideration was known |and the number of equity instruments issued was based on a discount, to fair |market value of the equity instrument, on the date of conversion.

Additionally, during the 3 rd fiscal quarter of 2000 the company issued 50,000 |Restricted Common Shares to it's securities counsel's firm, Sichenzia, Ross |& Friedman LLP, for legal services invoiced, related to the 8% debentures |which had been issued in January 1,1999 and as such the issue was expensed |against the residuals of the debenture, at a price of $0.20 US per share or |$10,000. This transaction took place on February 16, 2000, with the average |market price per share $0.31. The value of the consideration being known and |the number of equity instruments issued was based on a discount to the fair |market value of the equity instrument, on the date of conversion.




                                    (10)

                    Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000


|All of the shares indicated in the preceding information were issued in |private transactions pursuant to Section 4(2) of the Securities Act Of 1933. |Shares issued were in exchange for services provided based on the date of |consideration for the service agreement, for an invoice provided and in |consideration of debt owed to an existing shareholder of the company.

|All shares issued bore a Restrictive Legend restricting their transfer and |may only be publicly traded when and if registered for sale by means of a |duly processed registration, filed with the Securities And Exchange |Commission by the Company or, alternatively, pursuant to Rule 144.

|Due to the Restrictions of the instruments issued, the value of the shares |issued is based on a discount of 35 - 40 % to the average market price on |the date of the transaction.

|The aggregate number of Restricted Common Shares issued to March 31, 2000 of |fiscal year 2000, 1,604,020.






















                                    (11)

                    Technical Ventures Inc. And Subsidiaries
    Amended Report 10 QSB A2 For The Financial Period Ending March 31, 2000







                                SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





			 	 TECHNICAL VENTURES INC.



Date:  July  5,  2000                     BY: /S/Frank Mortimer
                                               Frank Mortimer, President and
                                               Chief Executive  Officer




Date:  July  5,  2000                     BY: /S/Larry Leverton
                                               Larry Leverton
                                               Chief Financial Officer


















                                    (12)