Form 10QSB/A
period 1999-12-31
TECHNICAL VENTURES INC
filed 2000-07-10
CIK 788340

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

                                                          Page 1 of 24 Pages

                     TECHNICAL VENTURES INC. AND SUBSIDIARIES
    AMENDED REPORT 10 QSB A FOR THE FINANCIAL PERIOD ENDING DECEMBER 31, 1999









The Registrant is filing this amendment for the purpose of addressing certain deficiencies in its quarterly report 10 QSB for the financial period ending

December 31, 1999.



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




Deficiencies noted in Item 2 - MDA - necessitated expansion of information provided in the original filing of the report.  The expansion is included in this amended report.




Deficiencies noted in Part II - Item 2 necessitated expansion of information provided in the original filing of the report.  The expansion is included in this amended report.


















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



                                      (5)


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


                                      (6)


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

        The shares issuances for the six months ended December 31, 1998 are summarized as follows:


Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense
Directors,
Officers &
Employee
Remuneration 2,100,000       21,000      142,800         21,000       142,800

Research &
Development
Services       500,000        5,000       66,072          6,812        64,260
                                                                       ______
Consulting
Fees For
Financing    3,850,000       38,500      292,790         55,420       275,870

In Exchange
For Loans &
Accounts
Payable        670,000        6,700       73,101         79,801

Issued For
Cash           116,670        1,167        13,833        15,000


TOTALS       7,236,670       72,367       588,596       178,033       482,930
                                                                      _______




                                     (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)


NOTE 6: (cont'd)

        The share issuances for the six month ended December 31, 1999 are summarized as follows:



Nature Of     Number Of      Paid Up   Additional Paid Subscription
Payments      Shares         Capital   In Capital      Proceeds       Expense

Consulting
Fees For
Financing     1,050,000       10,500      180,338                     190,838
In Exchange
For Loans
Payable         504,020        5,040       50,402          55,442


TOTALS        1,554,020       15,540      230,740          55,442     190,838



   The expense amounts indicated above have been included in the following:

                                                   December 31,  December 31,
                                                          1999          1998

Administration                                          190,838      418,670
Research & Development                                                64,260
                                                                      ______

TOTALS                                                  190,838      482,930
                                                                     _______



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


Six Months                     US       FRANCE     CANADIAN     CONSOLIDATED
Ended December 31,1999          $          $          $               $

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



                                     (12)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
        AMENDED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (NOT AUDITED)



NOTE 7:  (cont'd)


Six Months Ended               US       FRANCE     CANADIAN     CONSOLIDATED
December 31, 1998               $          $          $               $

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



                                      (14)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999




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


Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the December 31/99 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC[formerly IOC] amounts to $602,785 CND; FBX Holdings totals $202,056 CND. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.


The Company submitted a tax claim for fiscal 1998 amounting to approximately $35,000 (Canadian). The tax department has performed both a scientific and financial audits in December 1999, relative to this claim. The company has been advised that the claim has been approved and it is expected that the refund will be forthcoming in the third quarter of fiscal 2000.




                                    (15)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999


Additionally, a claim for fiscal 1999 of approximately $35,000 (Canadian) will be filed. The tax department has notified the Company of their intent to audit all such claims submitted.


During the first six months of fiscal year 2000, the Company issued 1,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $190,838 for the service, at an
overall value per share of $0.183.           ________
                           ______


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

The Company prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999. This Private Offering having been reported in its quarterly Report 10 QSB of March 31, 1999, Annual Report 10 KSB of June 30th, 1999 and quarterly Report 10 QSB of September 30, 1999, all reports having been filed with the
Securities Exchange Commission.   The Company has also filed an amended SB-2
Registration in September 1999 and December 30, 1999, in response to S.E.C. comments. The Company has now received S.E.C. comments relative to its most recent amended SB-2 filing and will respond shortly.




                                    (16)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999


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

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2000, this expectation, which to date is supported by a 33 % increase in sales revenues during the six month period ending December 31, 1999 of this fiscal year compared to those for the corresponding period of the previous year. Additionally the Company's financial and public relations consultants have expressed their confidence in being able to secure financing enabling the company to sustain cash flow requirements and also provide capital for expansion when required. However, there can be no assurance of these factors.

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



                                    (17)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999


in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.



Results of Operations:


Net sales revenues for the first six months of fiscal 2000 increased 33 % to $672,070 for the six months December 31, 1999, as compared to $505,078 for the six months ended December 31, 1998. The majority increase due to an increase in orders from core customers.

    Sales by geographic area for the six month period ended December 31, 1999 and 1998, in US$ are as follows:

    Geographic Area                        1999                      1998

    United States                     $  58,551                 $  65,944
    Canada                              424,226                   329,197
    France                              189,293                   109,937

                                       $672,070                  $505,078

        Sales by product line for the six month period ended December 31, 1999 and 1998 , in US$ are as follows:

        Product Line                       1999                      1998

        Specialty Compounding           $634,750                 $475,061
	(including Composite)
        Polymer Technology                32,748                   19,411
        Miscellaneous                      5,015                   10,606

                                	$672,070                 $505,078

Gross margins, as a percentage of sales, declined 6% to 23 % during the six months ended December 31, 1999 as compared to 29 % for the six months ended December 31, 1998. This decrease was due to a change in the mix of orders and related pricing from customers. Some clients provide their own raw materials for compounding and the sales amount represents only our charge for services for compounding their materials. For other clients, we purchase



                                    (18)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999


the raw materials and charge for both the raw materials and the compounding service. The gross margin for sales which include both materials and compounding service is lower than for sales which are only for compounding services. The Company undertook negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases. Also, increased order volumes and improved production operating parameters have enhanced productivity of the manufacturing facility.


    Net sales revenues for the period ending December 31, 1999 and 1998 are catagorised as follows:

        Category                                  1999                  1998

        Proprietary -Thermo Plastic         $    7,415                 $   0
        Proprietary - Morfoam                   25,333                19,411
        Compounding With Materials             376,383               251,025
        Compounding Without Materials          257,924               224,036
        Miscellaneous Without Materials          5,015                10,606

                                              $672,070              $505,078


Technical Ventures continues to develop and market the specialty compounding, with this segment representing 95 % of total revenues during the first six months of fiscal 2000. The Company also continues to assess all potential and additional opportunities in it's expertise of specialty compounding.


During the second fiscal quarter of 2000, net sales revenues increased by 45% |to $383,659 from $264,088 when compared to those for the corresponding period |of the previous year. Gross margins as a percentage of sales decreased by 8 % when compared to those for the corresponding period of the previous year. The company experienced profits [before expense items related to the issuance of shares and contingency related legal expense] in both October and November, however, December presented a loss due to necessary equipment maintenance and the effect of the holiday period. At December 31st the company had approximately $95,000 in orders which could have been produced in December had it not been for the previously stated hindrances. Should these orders have been completed, December should also have resulted in profits [before extraordinary items]. The company had an income of $7,054 for the second fiscal quarter of 2000.



                                    (19)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999

|Administrative expenses decreased 47 % to $256,777 for the six months ended |December 31, 1999, as compared to $488,687 for the six months ended December |31, 1998. This decrease is primarily attributable to the issuance of common |shares in consideration of services rendered and financing consulting |services previously incurred. However, actual direct administrative |expenses, excluding the issuance of common shares, increased 9 % for the six month period ending December 31, 1999 as compared to those for the corresponding period of the previous year. This increase due in part to the |on going quest for financing and legal expenditures relating to the current |lawsuit with Endex.

|During the three month period ending December 31, 1999 Administrative |expenses decreased 45% or $119,571 to $32,601 when compared to the period |ending December 31, 1998. The decrease being primarily attributable to the |issuance of common shares issued in consideration of services; excluding the |issuance of common shares, administrative expenses were $32,601 at December |31, 1999 and $30,927 at December 31, 1998.

|Research and Development expenses decreased 68 % to $35,047 for the six |months ended December 31, 1999 as compared to $106,143 for the six months
|ended December 31, 1998.   This decrease is primarily attributable to the
|issuance of common shares in consideration of services rendered, as significant R&D expense arose on the issue of common stock [See Note 6 For Detail]. However, actual direct R&D expenses decreased 22 %, when compared |to the six months ended December 31, 1998. This decrease is primarily due to |our resources being redirected to manufacturing and sales.

|During the three month period ending December 31, 1999 Research and |Development expenses decreased 22 % to $17,943 at December 31, 1999 compared |to $22,948 at December 31, 1998. This decrease being attributable to |research testing expenses which occurred in the quarter ending December 31, |1998, not reoccurring in the comparative period.

|Selling expenses increased 57 % to $65,482 for the six months ended December |31, 1999 as compared to $41,661 for the six months ended December 31, 1998. |Similarly selling expenses increased 29 % to $31,518 for the three months |ending December 31, 1999 as compared to $24,466 for the three month period |ending December 31, 1998. This increase is due to our increased efforts to |introduce and market the company's new product Morfoam. This has included |increased market activity in both the U.S. and Canada. Potential customers



                                    (20)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999


that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal but the company continues to remain very optimistic in this regard.


|Overall General expenses for the six month period experienced an average |increase of 12 % to $217,524 , when compared to $193,703 for the corresponding period of the previous year; for the three month period ending |December 31, 1999 an increase of 6 % to $100,714 the Company, however, |continues to take measures to contain all areas of expense whenever and |wherever possible.




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














                                    (21)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999




                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


|During the first six months of fiscal year 2000, the Company issued a total of 1,050,000 Restricted Common Shares in exchange for Consulting - Financial
& Public Relations Services to the company, expensing $190,838 for the |service, at a an average price per share of $0.183. The shares were issued |for remuneration defined in agreement for corporate advisory and finance |services and which was due on execution of the agreement. The amount expensed |is based on a fair value of the equity instrument issued on the date of |issue; as that value is more reliably measurable than the consideration |received.

|This issue consisted of two[2] transactions one of which took place on |August 12, 1999 when 350,000 shares were issued to Coleman Capital; the |average selling price for the company's common shares on that date was $0.20 |and the basis of the expensed amount was $0.136 per share. The second |transaction took place on August 20, 1999 when 700,000 shares were issued to |Hudson Consulting; the average market price for the company's common shares |on that date was $0.325 and the basis of the expensed amount, $0.2045 per |share.


Additionally, during the 2nd fiscal quarter of 2000 the company issued 504,020 |Restricted Common Shares to shareholder of the company, Peter Wehrle, in |exchange for a debt and accrued interest due the shareholder in the amount of |$55,442, a price per share of $0.11. This transaction took place on December |13, 1999 during the second financial quarter, on that date the average market |price for the company's common shares was $0.16. In this instance the value |of the consideration was known and the number of equity instruments issued |was based on a discount, to fair market value of the equity instrument, on |the date of conversion.








                                    (22)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999



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

|The aggregate number of Restricted Common Shares issued to December 31, 1999 |of fiscal year 2000, 1,554,020.
















                                    (23)

                            Technical Ventures Inc.
   Amended Report 10 QSB A For The Financial Period Ending December 31, 1999





                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





                                            TECHNICAL VENTURES INC.



Date:  July 10, 2000                   BY:  /S/Frank Mortimer
                                            Frank Mortimer, President and
                                            Chief Executive  Officer




Date:  July 10, 2000                   BY: /S/Larry Leverton
                                           Larry Leverton
                                           Chief Financial Officer















                                    (24)