Form 10KSB/A
period 2000-06-30
TECHNICAL VENTURES INC
filed 2000-10-23
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB A1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

State Issuer's revenues for its most recent fiscal year,  $1,367,450.

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of September 30, 2000 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $5,659,442.

The number of shares outstanding of the Registrant's common stock, as of September 30, 2000 is 26,238,006

Exhibit index is located on page 22 of this Annual Report on Form 10-KSB.

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 2000


ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-11

Item 2.   Properties                                                 11

Item 3.   Legal Proceedings                                          12

Item 4.   Submission of Matters to a Vote of Security Holders        12




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       13

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    14-17

Item 7.   Financial Statements and Supplementary Data                17

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       17


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         18

Item 10.  Executive Compensation                                     18

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             19


Item 12.  Certain Relationships and Related Transactions             20


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                22

          Signatures                                                 23

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


Since inception, the Company has expended $ 3,155,603 US in the development of it's products, including $74,053 in fiscal 2000, $76,850 in 1999 and $94,874 during fiscal 1998.


The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 2000 the Company has fourteen full time employees, all being employees of Mortile.


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

The Company's subsidiary, Mortile Industries Ltd., deals in proprietary polymer/thermoplastic compounds, composite compounds (a composition of plastic with other powdered materials), and specialty compounds which the company produces by mixing and pelletizing proprietary formulations specified by its customers. It is engaged in the design, development and manufacture of highly engineered specially formulated, high performance polymer materials. The Company's products and services are sold to end-use manufacturers in the indus trial equipment, transportation, electronics, munitions and process industries markets.

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

Flame resistant polymer compositions have been available for many years. However, many such compositions relied on the presence of halogen based compounds to yield flame-retardancy. Halogen based compounds, on combustion, emit toxins including gaseous chlorine and bromine compounds. Other retardants can emit hazardous sulfur, cyanide and phosphorus gaseous compounds. Concerns by environmentalists worldwide have resulted in increased pressure on manufacturers of polymer-based products to eliminate plastics with such potential dangers.

TVI is working toward eliminating the halogens in certain polymer technologies while maintaining the same degree of flame-retardancy . In addition, the recycling of some plastics will be easier with the added polymer technologies of TVI. As the industry becomes more and more legislated by governments with regard to the environment, TVI plans to further explore the development of their substitute products to the industry. TVl's polymer compounds meet the current requirements of customers while adhering to the laws of the government.


Composite Technology:

The object of composite technology is to mix plastic binders with powder materials of choice, and to prove specified strength and durability designed f or use In a variety of plastics and foaming processes including injection, molding and extruding. The end result is a material that is both strong and durable, yet has flexible design options so it can be used in injection molding applications.

Injection molding is a process by which a compound is heated to a fluid state and injected into a cavity mold in the shape or form and density required. The fluid compound flows to the shape of the mold and is cooled to a solid state and then removed. Injection molding is a significantly less expensive alternative to machining and die casting.

This process reduces the cost of machining and die casting significantly . By applying existing technology to new ideas, TVI can successfully produce, for example, metal/plastic compounds suited to meet demand for the replacement of lead and other metals in many applications. Opportunities to market these compounds exist in a variety of industries including automotive and munitions.



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

A large portion of TVI's revenue for fiscal year end 2000, and the majority of the Company's efforts, have been concentrated on specialty compounding. In this business unit, the customers retain the Company to enhance and compound their proprietary formulations into a pellet form. With the assistance of the customer, TVI formulates the most effective and efficient method to mix the components.

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

Specialty compounding is particularly useful when manufacturing components are reactive. For example, reactive components are used In the curing or cross-Inking of rubber or plastic. Additionally , because powder components are difficult to work with, manufacturers prefer to work with pelletized master batches, as there are less environmental risks. TVI is fully capable of providing their customers with this pelletized form for ease of use and safety.


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



Products

Technical Ventures, Inc. is very close to its customers and their needs, which allows it to identify areas of opportunity that may be exploited. The Company has developed a range of materials, having broad applications such as fillers, foaming agents, and pigment extenders. This product group delivers unique user benefits, such as smaller consistent cell size, which produces a stronger product and/or higher foaming capability . This translates into a lower raw material cost, which in turn reduces cost for the end-use manufacturer. The market for the product is large with a potentially large application in the automotive and construction market worldwide. Presently , a large multinational company in the automotive sector is testing the materials for application to their product lines.

Polymer Compounds:

TVI has developed, manufactured and sold one type of flame retardant, nontoxic, thermoplastic compound. It minimizes the hazards of fire and can be easily processed into end-use products. The Company has conducted extensive re search and testing with regard to the use of this product in the construction and transportation industries.

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

During fiscal year 2000, the Company continued to workclosely with three customers developing all types of compounding methodology for each customer's proprietary component formulations. TVI provided compounding services for Shaw Industries, Ltd.'s formulation for an industrial pipe wrap and coating. Compounding services for MLPC International's formulation for various proprietary rubber curing compounds were provided. Additonally, Fin Project's proprietary formulation for the footwear industry was also on the list of TVl's customers.

Because TVI retains these and other large multinational firms as current clients, and with their large demand for the Company's material, TVI plans on steadily increasing supply of the Company's products to them as capacity allows, thereby increasing revenues and profits. The reputations of these clients provide valuable references for obtaining new customers as well.


      Revenues And As percentage of Consolidated Contract Revenues

CUSTOMER                         2000         1999                1998

Endex Polymer Additives  **     0 - 0 %      $18,431 - 1 %    $312,576 - 18 %
MLPC International         $334,694 - 25 %  $341,794 - 22 %   $277,980 - 16 %
Shaw Industries Ltd.       $749,713 - 56 %  $705,282 - 43 %   $698,583 - 41 %
SNC Industrial
Technologies                     - -        $200,005 - 12 %    $19,395 - 4 %

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

Research was also conducted on product performance with specific attention pertaining to competition. TVI and their products out perform the competitors in most aspects. These factors give TVI the ability to leap the barriers to en try and penetrate this market. TVl's customer base will grow with direct proportion to the rate the company can grow to suit the needs of those customers.


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


Competative Advantages

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon re present the most widely recognized competition with our polymer technology; all are substantially larger than the Company in terms of financial, marketing and research and development resources. Dow Chemical purchased some of TVI's technology in 1998. Lucent Technologies has assigned the product the highest quality rating, after subjecting the product to a five year rating program. The application of the polymer technology in wallboard is still the only plastic in its field to pass certain fire codes for high rise buildings. Additionally, in other applications where the product is being tested, customers observed that TVI's polymer technology out performs the competition.

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

Compounding, Specialty (Contract); in this market the Company has three distinct advantages, equipment, personnel and size. The equipment was selected to affect good dispersion in the proprietary polymer technology and composite technology. The Company's personnel and associations with consulting scientists and chemist enables it to work closely and co-operatively with customers to meet their needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost effective and timely manner. The Company directs efforts to "niche" markets w here the following criterion is essential: fast turn around of small orders, equipment designed for ease of cleaning at minimum downtime and wastage, air cooled die heads for moisture sensitive materials, excellent dispersion of powders into the resins and nitrogen blankets for cooling in high humidity.



Backlog Information:


At June 30, 2000 the Company had a backlog of orders totalling $106,100 US.





Item 2.  Properties


The Company currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $7,830 (Canadian) exclusive of real estate tax escalations. The current leases [2] expire on March 31, 2002.

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

Based on prior written legal opinions from its patent attorneys that the allegations are without merit, the Corporation retained a law firm specializing in Intellectual Property Law and is vigorously defending the action.

After submission of the Defendants' evidence, the Plaintiffs abandoned their claim for an interim injunction. The Defendants have moved for an expeditious trial. The Court has ordered the parties to combine the examinations for injunction proceedings with those for the preparation for trial.

On September 16-17, 1999, at the hearing of the interlocutory injunction motion, the parties agreed, on consent, to adjourn the motion until trial. The parties agreed to expedite the matter to trial with an original target date of about December 1999.

At June 30, 2000 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the date of filing this report.








Item  4.  Submission of Matters to a Vote of Security Holders


          None

                                   PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters


Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau Incorporated, a registered securities association:

                 Quarter                  Low            High

                Sept. 1998              $0.110          $0.900

                 Dec. 1998               0.080           0.250

                 Mar. 1999               0.150           0.300

                 June 1999               0.105           0.330

                Sept. 1999               0.125           0.330

                 Dec. 1999               0.115           0.250

                 Mar. 2000               0.130           0.840


                 June 2000               0.200           1.070

                Sept. 2000               0.180           0.300


These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.



Holders:

As of June 30, 2000, there were approximately 1,000 shareholders of record.




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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

GOING CONCERN (Note 1), the company has sustained significant operating losses since its inception and there is substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the Company's requirements. As a result the Company is in need of additional financing, in that regard;

During the year ended June 30, 2000, the Company's operating loss was funded primarily by working capital provided by a Canadian Tax Refund and an increase in accounts payable and accrued expenses. Continued operating losses and monthly debt service requirements continue to leave the Company in a position where it is unable to meet its monthly cash flow requirements.

During fiscal 2000 the company received a $25,055 tax refund. A claim for fiscal 1999 of approximately $23,000 has been filed. The tax department has notified the Company of their intent to audit all such claims submitted. It is anticipated that a claim of approximately $25,000 will also be submitted for fiscal 2000.

Two of the Company's long term debt financing arrangements are currently in arrears. The aggregate amount of principal and accrued interest currently in arrears and outstanding, $545,560. The debtors, however, fully appreciate the Comany's financial position and have verbally agreed to allow a moratorium on repayments until the Company is in a financial position to make payment(s) or alternate arrangements can be completed.

Management does not consider these sources of funds (assuming the above refund claims are accepted) to be a long-term solution to the Company's financial needs and efforts are being made to complement these funds with additional debt or equity financing.

During the fiscal year the Company issued Restricted Common stock in consideration of current debt, and services in the amount of $79,842. A total of 599,020 Restricted common shares were issued at an average price per share of $0.133. Average market price at the time of consideration was $0.21 per share.

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

In that regard the Company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a
Registration Statement on Form SB-2.   The Company has responded and filed in
aggregate 3 amendments to the Registration Statement Form SB-2, the last amended filing and response being made in April 2000 with S.E.C. comments regarding that filing being received in June 2000. At the date of this report no further amendments or responses have been filed and therefore the registration statement has not become effective. In aggregate of 8,625,512 shares were to have been registered to be sold to the public by our shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

During fiscal year 2000, the Company issued 2,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing $359,838 for the service, at an overall value per share of $0.176 .

During fiscal 2000 the company issued 504,020 Restricted Common Shares to a shareholder of the company in exchange for a debt due the shareholder in the amount of $55,442, a price per share of $0.11.

Additionally, during fiscal 2000, the company issued 50,000 Restricted Common Shares to it's Securities Counsel's firm for legal expense related to the on going SB 2 registration, at a value of $10,000 or $0.20 per share; also 45,000 Restricted Common Shares in consideration of consulting work relative to product development at a value of $14,400 or $0.32 per share.

No significant capital expenditures are anticipated during fiscal 2001, however, if the market develops to the extent indicated by introduction of the Company's new product "Morfoam" to many various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house rather than contracting the work to an outside firm.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2001.

Additionally, on September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments, to take place over the next 30 - 60 days, one of which being a Definitive Agreement to be concluded by no later than November 1, 2000. Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CND and is forecasting sales of $2 Million CND during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc.


Results of Operations - Comparison of Fiscal 2000 To Fiscal 1999:

For the fiscal year ending June 30, 2000, the Company incurred a loss of ($783,413) on net sales of $1,367,450 million, of which approximately 95% was generated from specialty [contract] compounding work. Net sales revenues increased 21 % over fiscal 1999 . The majority of this increase taking place in specialty compounding work in which the company supplied raw materials. In comparison fiscal 1999 incurred a loss of ($686,387) on net sales of $1,131,280.

Reflecting the expense during fiscal 2000 related to the issue of shares for financial advisory and consulting which was $359,838, the net loss would become ($423,575). Similarly in fiscal 1999 the expense of $302,930 for financial advisory and consulting, the net loss would become ($383,457).

Gross margins of $311,174 in fiscal 2000, as a percentage of net sales, decreased to 23 % from $367,357 or 32 % for the year ended June 30, 1999. The decline in gross margins is due in part to the change in the mix of clients.
A major portion of the revenue earned in fiscal 2000 came from clients for which the company purchases raw materials and provides services for the compounding, charging the client accordingly; margins for this segment of the business are lower because of very competitive circumstances.

        Sales by geographic area for the fiscal year ended June 30, 2000 and 1999, in US$ are as follows:

        Geographic Area                           2000             1999

        United States                        $  73,801        $ 120,456
        Canada                                 964,611          779,070
        France                                 329,038          231,754

                                            $1,367,450       $1,131,280

       Sales by product line for the fiscal year ended June 30, 2000 and 1999 , in US$ are as follows:

       Product Line                               2000             1999

       Specialty Compounding                $1,258,814       $1,046,463
	(including Composite)
       Polymer Technology                       98,618           50,307
       Miscellaneous                            10,018           34,510

                                            $1,367,450       $1,131,280


      Net sales revenues for the period ending June 30, 2000 and 1999 are catagorised as follows:

       Category                                   2000            1999

       Proprietary -Thermo Plastic          $    7,415       $        0
       Proprietary - Morfoam                    91,203           58,792
       Compounding With Materials              814,223          550,285
       Compounding Without Materials           444,591          487,693
       Miscellaneous Without Materials          10,018           34,510

                                            $1,367,450       $1,131,280


Financial and Interest Expense decreased 12 % in fiscal 2000 when compared to those for the corresponding period of the previous year. The major decrease being attributable to a decline in expense related to the company's 8 % debentures.

Administrative expense decreased $42,135 during fiscal 2000 as there were no repetative expenses relative to the quest for financing which took place in fiscal 1999. R&D Expenses decreased $64,041 as resources were diverted to the manufacturing and sales effort required for the Company's new product "Morfoam".

Selling expenses increased by $64,575 [71 %] in fiscal 2000 over comparative fiscal 1999; as the Company pursued marketing of its new product "Morfoam" and endeavors to introduce the product to the market.

Customer projections for the current year anticipate a continued growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.

The sales launch of the new product for the rubber and plastic industry commenced in early June of 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe. Although there has been widely accepted response to the product, actual sales have been nomimal, however, a 55 % increase in these revenues during fiscal 2000 occurred over fiscal 1999. The Company enters its current fiscal year with some confidence, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products at satisfactory selling prices, thereby enabling the Company to grow and meet the anticipated demand for its products, although there can be no assurance of this.

Additionally, with the intended acquisition of Multi-Web as detailed under
Item 6 - Liquidity and Capital Resources, additional sales revenue should result in the company's majority owned subsidiary Mortile Industries Ltd., as Mortile's new product "Morfoam" compliments Multi-Web's existing product lines.


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



Item 7.  Financial Statements and Supplementary Data


See Part IV, item 13 for Index to Consolidated Financial Statements and Schedules.




Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures


None

                                -PART III-


Item 9.  Directors and Executive Officers of the Registrant

The directors and officers of the Company at June 30, 2000 are as follows:

       Name                    Age                     Position with Company


   Frank Mortimer               61                     Director, President

   Bryan Carter                 79                     Director,
                                                       Vice President

   Larry Leverton               61                     Director, Secretary
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


Larry Leverton has been Secretary and Treasurer of the Company since
April 1986. Since 1983 he has been president of L.R. Leverton Enterprises' Inc., a transportation consulting firm. In 1982 he was vice-president of Newm an Harbour Terminals and Transportation.


Item 10 Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $61,085, $61,615, $63,450 for the years ended June 30, 2000, 1999 and 1998, respectively. These amounts constituted Mr. Mortimer's sole compensations from the Company. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of the Company received a total salary and bonus in excess of $100,000 during any of the three year period ended June 30, 2000.

Item 11 Security Ownership of Certain Beneficial Owners and Management


The following table indicates the name of each person who is known by the Company to be a beneficial owner of more than five-percent of its common stock as of September 30, 2000, the ownership of those persons on such date, and the stock ownership of all officers and directors of the Company as a group. The address of all persons listed is in care of the Company.

                                  Number of Shares
Name of                           Beneficially                    Percent of
 Beneficial Owner                      Owned (1)                  Common Stock


Frank Mortimer                    1,900,753 (2)                       7.2  %
L.R. Leverton Enterprises           591,448 (3)                       2.3 %
Bryan Carter                        165,000                           0.6 %

  All Officers & Directors

          As A Group              2,657,201 (4)                      10.0 %


(1) Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

(2) Includes 354,020 shares owned by Mr. Mortimer's wife, Anne Mortimer and 200,000 shares owned by Mr. Mortimer's son, Roger Mortimer.

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

Based solely on review of the copies of such forms furnished to the Company and other information which has been made available to the Company, management believes that during the year ended June 30, 2000. all Section 16(a) filing requirements applicable to the executive officers and directors of the Company and greater than ten-percent beneficial owners were complied with.


Item 12.  Certain Relationships and Related Transactions

During fiscal year 2000, the Company issued a total of 2,050,000 Restricted Common Shares in exchange for Consulting - Financial & Public Relations Services to the company, expensing a total of $359,838 for the service, at an average price per share of $0.176. The shares were issued for remuneration de fined in an agreement for corporate advisory and finance services and which was due on execution of the agreement. The amount expensed is based on a fair value of the equity instrument on the date of issue; as that value is more reliably measurable than the consideration received;

The issue consisted of three [3] transactions one of which took place on August 12, 1999 when 350,000 shares were issued to Coleman Capital; the average selling price for the company's common shares on that date was $0.20 and the basis of the expensed amount was $0.136 per share. The second transaction took place on August 20, 1999 when 700,000 shares were issued to Hudson Consulting the average market price for the company's common shares on that date was $0.325 and the basis of the expensed amount, $0.2045 per share. The third transaction took place on May 3,2000 when 1,000,000 shares were issued to Dutchess Advisory; the average market price for the company's common shares on that date was $0.26 and the basis of the expensed amount, $0.17 per share.

The company also issued 504,020 Restricted Common Shares to shareholder of the company, Peter Wehrle, in exchange for debt and accrued interest due the share holder in the amount of $55,442, a price per share equal to $0.11. This transaction took place on December 13, 1999 during the second financial quarter, on that date the average market price for the company's common shares was $0.16. In this instance the value of the consideration was known and the number of equity instruments issued [shares] was based on a discount, to fair market value of the equity instrument, on the date of conversion.

Additionally, during the 3 rd fiscal quarter of 2000 the company issued 50,000 Restricted Common Shares to it's securities counsel's firm, Sichenzia, Ross & Friedman LLP for legal services invoiced, related to the 8% debentures which had been issued in January 1,1999 and as such the issue was expensed , at a price of $0.20 US per share or $10,000. This transaction took place on February 16, 2000, with the average market price per share $0.31. The value of the consideration being known and the number of equity instruments issued [shares] was based on a discount, to fair market value of the equity instrument, on the date of consideration;

During the fourth fiscal quarter of 2000 the company issued 45,000 Restricted Common Shares to an employee for input in product development. The amount expensed is based on a fair value of the equity instrument [shares] on the date of issue; as that value is more reliably measurable than the consideration received.

All of the shares indicated in the preceding information were issued in private transactions pursuant to Section 4(2) of the Securities Act Of 1933. Shares issued were in exchange for services provided based on the date of consideration for the service agreement, for an invoice provided and in consideration of debt owed to an existing shareholder of the company.

All shares issued bore a Restrictive Legend restricting their transfer and may only be publicly traded when and if registered for sale by means of a duly processed registration, filed with the Securities And Exchange Commission by the company or, alternatively, pursuant to Rule 144.

Due to the Restrictions of the instruments issued, the value of the shares issued is based on a discount of 35 - 40 % to the average market price on the date of the consideration.

The aggregate number of Restricted Common Shares issued to June 30 Th of fiscal year 2000, 2,649,020.

Please reference the Company's Financial Statements for detailed information; Page F5 "Consolidated Statement of Changes In Stockholders Deficiency'" and F17 and F18, Financial Note 15, "Capital Stock".

During the first financial quarter of 2001 the company issued 1,390,975 Restricted Common Shares in exchange for existing debt and services. Total debt reduction of $157,646 in exchange for 1,313,715 Restricted Common Shares at $0.12 per share; total services of $9,271.20 in exchange for 77,260 Restricted Common Shares at $0.12 per share. The market price on the date of consideration $0.20 per share.

The total number of common shares outstanding at September 30, 2000 being 26,240,006.





                                    PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

(A)   (1)      Financial Statements:

               See index to financial statements on Page F-1


        (3)    Exhibits:

               (a) Exhibit 21 Subsidiaries of the Registrant are as follows:
                   Mortile Industries Ltd., a Canadian Private Corporation and majority owned subsidiary of the Registrant

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





                                              TECHNICAL VENTURES INC.




Dated: October 16, 2000                       By:/s/Frank Mortimer

                                                 Frank Mortimer, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: October  16, 2000                      By:/s/Frank Mortimer

                                                 Frank Mortimer, President
                                                  Principal Executive Officer
                                                  and Director



Dated: October  16, 2000                      By:/s/Bryan Carter

                                                 Bryan Carter,
                                                  Vice President, Director



Dated: October  16, 2000                      By:/s/Larry Leverton

                                                 Larry Leverton, Secretary
                                                 Treasurer and Principal
                                                  Accounting Officer and
                                                    Director

                           TECHNICAL VENTURES INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF JUNE 30, 2000 AND 1999

                 TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                              TABLE OF CONTENTS


     Report of Independent Auditors                                    F - 2


     Consolidated Balance Sheets at June 30, 2000 and 1999             F - 3


     Consolidated Statements of Operations for the years ended
      June 30, 2000,1999 and 1998                                      F - 4


     Consolidated Statements of Changes in Stockholders'
      Deficiency for the years ended June 30, 2000, 1999 and 1998      F - 5


     Consolidated Statements of Cash Flows for the years
      ended June 30, 2000,1999 and 1998                              F6 - F7


     Notes to Consolidated Financial Statements                     F8  - F28

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


	1167 Caledonia Road
	Toronto, Ontario M6A 2X1
	Tel:  416 785 5353
	Fax:  416 785 5663





                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Technical Ventures Inc.

We have audited the accompanying consolidated balance sheets of Technical Ventures Inc. (incorporated in New York State) as of June 30, 2000 and 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles in the United States of America.

The Company has sustained significant operating losses since its inception as indicated in Note 1. There is substantial doubt as to the Company's ability to continue as a going concern if additional financing is not obtained. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                 /s/Schwartz Levitsky Feldman
                                 SCHWARTZ LEVITSKY FELDMAN
                                 Chartered Accountants




Toronto, Ontario, Canada
October 16, 2000

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)
                                                       2000            1999
                                                         $               $

			ASSETS

CURRENT ASSETS

 Cash                                                  4,963          13,883
 Accounts receivable (note 3)                        135,538         124,435
 Inventory (note 4)                                   61,535          45,143


                                                     202,036         183,461

DEPOSITS                                              14,710          29,415

ADVANCES TO STOCKHOLDERS (note 5)                     51,632          62,392


PROPERTY AND EQUIPMENT (note 6)                      132,571         155,437


INTANGIBLE ASSETS (note 7)                               -               646


                                                     400,949         431,351

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)
                                                            2000       1999
                                                              $          $



                       LIABILITIES


CURRENT LIABILITIES

 Accounts payable and accrued expenses (note 8)           643,310    283,965
 Current portion of notes payable (note 9)                370,051    371,278
 Capital lease obligations (note 10)                       76,362     77,046
 Loans from private lenders (note 11)                      61,718     61,859
 Current portion of loans from stockholders, unsecured,
  interest free (note 12)                                 198,006    170,793


                                                        1,349,447    964,941


LONG-TERM DEBT, net of current portion

 Convertible debentures (note 15 (h))                     278,267    278,267
 Notes payable (note 9)                                    36,693     64,049
 Loans from stockholders (note 12)                        254,205    305,442
 Other (note 13)                                           26,475     26,795


                                                          595,640    674,553


MINORITY INTEREST (note 14)                                     -          -


                   STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 15)                                   248,470     221,980

ADDITIONAL PAID IN CAPITAL (note 15)                    5,126,586   4,702,463

ACCUMULATED OTHER COMPREHENSIVE INCOME (note 16)          310,124     313,319

DEFICIT                                                (7,229,318) (6,445,905)


                                                       (1,544,138) (1,208,143)


                                                          400,949     431,351





See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Operations
For the years ended June 30
(Amounts expressed in U.S. Dollars)
                                        2000           1999            1998
                                          $              $               $

NET SALES                            1,367,450      1,131,279       1,185,091

COST OF SALES                        1,056,276        763,922         984,899


GROSS MARGIN                           311,174        367,357         200,192


EXPENSES

 Administration                        587,059        690,672         146,789
 Interest and other                    172,847        197,466         106,801
 Research and development               78,285         80,498          94,874
 Selling                               154,654         90,746          71,790
 Gain from disposal                       -              -             (3,486)
 Contingent related legal expenses     126,797          -                -


                                     1,119,642      1,059,382         416,768


LOSS BEFORE INCOME TAX RECOVERY
 AND EXTRAORDINARY ITEM               (808,468)      (692,025)       (216,576)


 Income tax recovery (note 17)          25,055          5,658         258,977


INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                    (783,413)      (686,367)         42,401

Gain from transfer of technology
 rights (note 9(iii))                     -               -           477,193


        NET INCOME (LOSS)             (783,413)      (686,367)        519,594



BASIC INCOME (LOSS) BEFORE
EXTRAORDINARY
ITEM PER COMMON SHARE (note 18)          (0.03)         (0.03)           0.00


BASIC INCOME (LOSS) PER
COMMON SHARE (note 18)                   (0.03)         (0.03)           0.04


FULLY DILUTED INCOME
(LOSS) PER COMMON SHARE (note 18)        (0.03)         (0.03)           0.04





See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                Common
                                Stock
                                Issued and                      Accumulated
                                outstanding                     Additional                      Other
                                Number of                       Paid in                         Comprehensive
                                Shares          Amount          Capital         Deficit         Income
                                                   $               $               $               $

Balance, June 30, 1997          14,586,341      145,863        4,048,994     (6,279,132)        221,844

Issued in exchange for services    125,000        1,250            7,750           -               -

Net income                               -            -               -         519,594            -

Cumulative translation adjustment        -            -               -               -          84,727


Balance, June 30, 1998          14,711,341      147,113        4,056,744     (5,759,538)        306,571


Issued in exchange for
 services                        5,250,000       52,500          420,913           -               -

Issued for cash                    116,670        1,167           13,833           -               -

Issued for debt reduction        2,120,000       21,200          189,240           -               -

Issue of warrants (note 15(i))        -               -           21,733           -               -

Net loss                              -               -                -      (686,367)            -

Cumulative translation
adjustment                            -               -                -           -              6,748


Balance, June 30, 1999          22,198,011      221,980        4,702,463    (6,445,905)         313,319


Issued in exchange for
 services                        2,145,000       21,450          373,721         -                  -

Issued for debt reduction          504,020        5,040           50,402         -                  -

Net loss                                 -            -                -      (783,413)             -

Cumulative translation
 adjustment                              -            -                -         -               (3,195)


Balance, June 30, 2000          24,847,031       48,470        5,126,586    (7,229,318)         310,124


See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)
                                      2000            1999            1998
                                        $               $               $

CASH FLOW FROM OPERATING ACTIVITIES

  Net income (loss)                (783,413)       (686,367)        519,594
  Adjustments to reconcile
  net income (loss) to net
  cash used by operating
  activities:

  Depreciation                        29,410          30,079          10,874
  Gain on disposition of property
   and equipment                       -              (1,373)          -
  Discounts on convertible
   debentures [note 15(h)]             -              75,000           -
   Compensation and finance
   charges (note 17)                 359,838         515,320           -
  Gain on transfer of
   Technology Rights                   -               -            (682,278)
  Issue of Common Stock
   for Services                       24,400          80,513           9,000
 (Increase) decrease in accounts
   receivable                        (12,615)         (6,035)         38,765
  Increase in inventory              (16,972)        (10,404)           (610)
  Increase (decrease) in accounts
   payable and accrued expenses      363,654        (101,661)        (75,427)


                                     (35,698)       (104,928)       (180,082)


CASH FLOW FROM INVESTING ACTIVITIES

 Decrease (increase) in deposits      14,392          (2,472)        (19,471)
 Repayments by (advances to)
  stockholders                        10,723         (26,363)          2,994
 Property and equipment
  acquisition                         (8,338)         (9,565)         (8,035)
 Proceeds from sale of property
  and equipment                        -               3,321           -


                                      16,777         (35,079)        (24,512)


















See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)
                                       2000            1999            1998
                                         $               $               $

CASH FLOW FROM FINANCING ACTIVITIES

 Repayments of note payable to
 Cooper Financial Corp.             (23,430)        (26,960)        (14,692)
 Proceeds from (repayments of)
  note payable to Dow Chemical
  Canada                              -             (35,375)         14,555
 Proceeds from (repayments of)
  capital lease obligations           -                (718)          2,164
 Proceeds from (repayments of)
  other loans payable                 -             (26,212)          4,706
 Proceeds from (repayments of)
  private lenders                     -             (14,061)         66,820
 Proceeds from (repayments of)
  stockholders' loans                18,429          (9,352)        135,962
 Proceeds from issue of common
  stock for cash                      -              15,000           -
 Proceeds from (costs of) issue
  of convertible debentures
  and warrants                        -             225,000           -


                                     (5,001)        127,322         209,515


EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES               15,002           8,963         (11,088)


NET DECREASE IN CASH BALANCE
 FOR THE YEAR                        (8,920)         (3,722)         (6,167)


 Cash balance, beginning of year     13,883          17,605          23,772


 Cash balance, end of year            4,963          13,883          17,605


PAYMENTS MADE DURING THE YEAR
 FOR INTEREST                        15,923          19,745          15,203


INCOME TAXES PAID                      -               -               -










See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




1.  GOING CONCERN

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

The Company continues to assess completing a private or public stock offering.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Technical Ventures Inc. ("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd. ("Mortile"), Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.

 b)  Organization and Operations

     Mortile, a Canadian corporation, which was organized on February 12, 1985, is involved primarily in the development and manufacture of plastic compounds. On April 14, 1986, the Company acquired all of the issued and outstanding common stock of Mortile. The Company's other two subsidiaries, Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. are currently inactive.

 c)  Revenue Recognition

     Sales are recognized when goods and services are delivered.

 d)  Inventory

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

 e)  Property and Equipment

     Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives or related lease terms using the straight-line and accelerated methods. The estimated useful lives for property and equipment range from 5 to 8 years.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

 f)  Investment Tax Credits

     Refundable foreign investment tax credits related to research and development activities are recognized as income in the year they are received.

 g)  Fair Value Presentation

     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

 h)  Concentration of Credit Risks

     The Company's receivables are unsecured and are generally due in 45 days. The Company's receivables do not represent significant concentrations of credit risk as at June 30, 2000 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

 i)  Income Taxes

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

 j)  Net Income Per Share

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

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

 k)  Stock Based Compensation

     In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro-forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15,1995.
     The Company has adopted the disclosure provisions of SFAS NO. 123.


 l)  Foreign Currency Translation

     Mortile maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

     The translation of the financial statements of this wholly-owned subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income in stockholders' deficiency.

 m)  Use of Estimates

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

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

 o)  Impairment

     The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist the assets will be written down to fair value, management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of June 30, 2000, management expects its long-lived assets to be fully recoverable.

 p)  Recent Accounting Pronouncements

     In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the change in unrealized appreciation (depreciation) of securities. SFAS 131 established new standards for reporting operating segments, products and services, geographic areas and major customers. Segments are defined consistent with the basis management used internally to assess performance and allocate resources.

     On March 4, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the cost of Computer Software developed or obtained for internal use." SOP 98-1 was issued to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for consolidated financial statements for years beginning after December 15, 1998. In 1999, the Company adopted the new requirements of SOP 98-1 which did not have a significant effect on net earnings during that year.

     In June 1998, SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" was issued, to be effective for fiscal quarters and fiscal years beginning after June 15, 2000 but this was extended to fiscal years beginning January 1, 2001 by SFAS no. 137. The Company does not have any derivative instruments or hedging activities, therefore the Company believes that SFAS No. 137 will have no material impact on the Company's consolidated statements or notes thereto.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




3.  ACCOUNTS RECEIVABLE
                                                       2000            1999
                                                         $               $

    Accounts receivable                               135,538        124,435
    Less: Allowance for doubtful accounts                -               -

    Accounts receivable, net                          135,538        124,435



4.  INVENTORY

    Inventory at June 30, 2000 and 1999 are comprised almost entirely of raw materials.


5.  ADVANCES TO STOCKHOLDERS

    The advances to stockholders are unsecured, are non-interest bearing, are not subject to specified terms of repayments and are not expected to be collected before July 1, 2001.


6.  PROPERTY AND EQUIPMENT

    Property and equipment at June 30, 2000 and 1999 are comprised as follows:

                                                      2000            1999
                                                        $               $

    Equipment under capitalized leasing
     arrangements                                   230,360         230,360
    Equipment                                       373,367         375,811
    Furniture and fixtures                           40,239          37,502
    Leasehold improvements                            4,217           4,217


                                                    648,183         647,890

    Less:  Accumulated depreciation                 515,612         492,453


                                                    132,571         155,437

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




7.  INTANGIBLE ASSETS
                                                     2000            1999
                                                       $               $

    Patents, at cost                                6,084           6,098

    Less: Accumulated depreciation                  6,084           5,452

                                                      -               646



8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                     2000            1999
                                                       $               $

    Trade payable                                  234,914          57,946
    Accrued expenses                               408,396         226,019

                                                   643,310         283,965



9.  NOTES PAYABLE
                                                     2000            1999
                                                       $               $
    Notes payable consist of the followings:
    Innovation Ontario Corp. ("I.O.C.")
    outstanding balance of $337,699, repayable
    in quarterly instalments of $20,675
    including interest at 8%.  The Company is
    in default and the entire balance is past
    due (i)                                        337,699         341,749

    Cooper Financial Corp.'s note, repayable
    $3,150 monthly including interest at 10%,
    due August, 2002 (ii)                           69,045          93,578


                                                   406,744         435,327

    Less: Current portion                         (370,051)       (371,278)


                                                    36,693          64,049

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




9.   NOTES PAYABLE   (cont'd)

  i) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15% interest in Mortile in March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly- owned subsidiary of the Company. I.O.C. investment in Mortile is reflected in the financial statements as a minority interest. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance is reflected as a current liability in these financial statements. The I.O.C. note is collateralized by all previously unsecured assets of the Company.

     Interest in the amount of $71,392 has been accrued on the note payable based on the original loan depreciation table, even though no payments have been made with respect to the loan principle. This amount is being reflected on the financial statements in Accounts Payable and Accrued Expenses.

ii) In August 1999, the Company refinanced its obligation to Cooper Financial Corp. A refinancing charge was assessed, increasing the then outstanding principal balance of $91,208 to $95,999. The terms of the refinancing require 35 monthly payments of $3,150 including interest and a final payment of $954. Interest is at 10%

     Notes payable mature as follows:

      2001                               $       370,051
      2002                                        36,693

                                         $       406,744


iii) In March 1998, the company reached an agreement with Dow to settle the company's certain indebtedness to Dow by the transfer of technology rights to Dow. The agreement transferred to Dow, the title and ownership of the patents and intellectual rights which relate to the halogen free, flame retardant thermoplastic composition technology.
     In turn, Dow would provide Mortile with a non-exclusive, non-transferable and royalty free world-wide license for Mortile's use of the said technology. The company recorded the transaction as follows:

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

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




10.	CAPITAL LEASE OBLIGATIONS
                                                       2000            1999
                                                         $               $

    Capital lease obligations consist
    of the following:

    Obligations under capitalized leasing
     arrangements, payable in monthly instalments
     of $9,981 net of amount representing
     interest of $2,790; the Company is in
     default and the entire balance is
     past due                                          76,362         77,046



11. LOANS FROM PRIVATE LENDERS
                                                       2000            1999
                                                         $               $
   Loans from private lenders are due on
    demand and consist of the following:

    Private investors:
     Equipment financing - interest at 10%            11,718          11,859

	Unsecured demand loans:
            Interest free                             25,000          25,000
	    Interest at 10%, convertible into
	    50,000 shares of common stock						25,000		25,000


                                                      61,718          61,859

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




12.	LOANS FROM STOCKHOLDERS

	Loans from stockholders as at June 30, consist of the following:

                                  Current         Non-Current          Total
                                      $               $                  $
  a)   June 30, 2000
       Unsecured stockholders
       notes, loans and
       other payable balances:
       Subordinate to notes
       payable to Cooper
       Financial Corp. interest
        at the greater of prime
        or 10 %                       -               23,118          23,118
       Subordinate to note
       payable, I.O.C.                -               17,045          17,045
       Interest free -
       notes and loans            198,006               -            198,006
       Accrued interest               -               60,490          60,490
       Accrued compensation           -              153,552         153,552

                                  198,006            254,205         452,211


  b)  June 30, 1999

      Unsecured stockholders
       notes, loans and other
       payable balances:
      Subordinate to notes
       payable to Cooper
       Financial Corp. interest
       at the greater of prime
       or 10 %                        -               23,395          23,395
      Subordinate to note payable,
       I.O.C.                         -               17,250          17,250
      Interest free -
       notes and loans            170,793             10,253         181,046
      Accrued interest                -               99,150          99,150
      Accrued compensation            -              155,394         155,394


                                  170,793            305,442         476,235


  c)  As at June 30, 2000 loans from stockholders mature as follows:

                2001                                         $       198,006
                2002                                                    -
                2003                                                    -
                2004                                                    -
                2005                                                    -
                After 2005                                           254,205


                                                             $       452,211

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




13.   OTHER LOANS
                                                     2000            1999

                                                       $               $

    Other loans consist of the following:

    Unsecured loans, private investor,
    interest at 10%, not subject
    to specified terms of repayments                26,475          26,795



14.  MINORITY INTEREST

     Innovation Ontario Corp. has a 30% interest in Mortile (see note 9).
     As Mortile was in a capital deficiency position as at June 30, 2000 and 1999, the minority interest was $nil as at June 30, 2000 and 1999.


15.  CAPITAL STOCK

     a)  Authorized

          50,000,000   Common stock
           $0.01 par value (note 15 (b))

         Issued                                     Shares          Amount
												$

             June 30, 2000                        24,847,031       248,470

             June 30, 1999                        22,198,011       221,980


     b) On July 22, 1999, stockholders of the Company approved an amendment increasing the authorized common shares from 15,000,000 to 50,000,000.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15.  CAPITAL STOCK   (cont'd)

     c) Common shares issued during the years ended June 30, 2000 and 1999 were as follows:

                                                                  Additional
                                                     Capital         paid in
                                       Number          stock         capital

                                                        $               $
 i) During the year ended
    June 30, 1999, 5,250,000 common
    shares were issued for services
    rendered                          5,250,000        52,500         420,913

    During the year ended
    June 30, 1999, 116,670
    common shares were issued
    for cash                            116,670         1,167          13,833

    During the year ended
    June 30, 1999, 2,120,000
    common shares were issued
    in exchange for repayment
    of loans from private
    lenders of $62,600 and loans
    from stockholders of $25,420      2,120,000        21,200         189,240

    During the year ended
    June 30, 1999, warrants were
    issued as described in
    note 15 (i)                          -               -             21,733


                                      7,486,670        74,867         645,719


 ii)During the year ended
    June 30, 2000, 2,145,000
    Common shares were issued
    for services rendered             2,145,000        21,450         362,788

    During the year ended
    June 30, 2000, 504,020
    Common shares were issued in
    exchange for repayment of
    loans from stockholders
    of $55,442                          504,020         5,040          50,402


                                      2,649,020        26,490         413,190


 iii. These issued shares were recorded at their fair market values on the dates of issuance.

  iv. The Company does not have a formal stock-based compensation plan. Stock-based compensation was negotiated on an individual basis.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15.  CAPITAL STOCK   (cont'd)

  d) The Company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $225,000 [see note 15 (h)]; additionally as part thereof, Non-Redeemable Warrants of a three year term [see note 15 (i)] allowing the investor to purchase shares of the Corporation's Common Stock.

     Accordingly the Company has set aside the appropriate number of shares from the authorized and unissued shares of common stock for issuance upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

     The Company prepared and filed, in accordance with the Private Offering, with the Securities Exchange Commission, on April 8, 1999, a Registration Statement on Form SB-2. In total an aggregate of 6,893,141 shares of the Company's common stock are being registered and sold to the public by certain stockholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

     The Company filed amendment No. 3 to the SB-2 Registration in April 2000. In June, 2000 the Company received additional comments from the S.E.C. which have not yet been responded to. Consequently, the SB-2 Registration has not been declared effective.

  e) The numbers of common shares reserved for convertible debt, stock purchase options and warrants are as follows:

                                                        June 30,        June 30,
                                                           2000            1999

          For convertible debt                           50,000          50,000
          For common stock purchase options              50,000          50,000
          For convertible debentures                  8,625,512       6,535,888
          For warrants                                  127,840         127,840


                                                      8,853,352       6,763,728


  f) Stock Purchase Option

     In January 1990, the Company granted a stock purchase option to a convertible debtholder, which would allow the debtholder to purchase 50,000 shares of the Company's common stock at an exercise price at the then fair market value of $0.50 per share. There is no termination date on the options.

     The Company does not have a formal stock purchase option plan other than the above.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15.	CAPITAL STOCK   (cont'd)

  g) Convertible Debt

     Since January 27, 1990, the Company has outstanding a $25,000 principal amount promissory note which is payable upon demand of the holder thereof. Such note is convertible, at any time, at the option of the holder thereof, into 50,000 shares of the Company's common stock at the then fair market value of $0.50 per share.

  h) Convertible Debentures

     On February 8, 1999, the Company issued an aggregate of $225,000 of 8% convertible debentures. Interest on the debentures is payable quarterly and the principal on the debentures is due on January 31, 2002. From and after the time that such principal amount on the debentures shall have become due and payable (whether at maturity or by acceleration), interest shall be payable, to the extent permitted by law, at the rate equal to the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum rate permitted by law, on the entire unpaid principal amount of this debenture. Unpaid principal plus all accrued and unpaid interest and penalties on the debentures is convertible at a conversion price that is the lesser of $0.176 per share or 75% of the average closing bid price of the common stock on the 10 days prior to when a debenture is presented for conversion. Thus, the debentures are convertible into a minimum of 1,704,545 shares of common stock. In the event the registration statement covering the shares of common stock issuable upon conversion of the debentures is not declared effective by June 8, 1999, the Company shall pay to the holders of the debentures a penalty of one-fifteenth of one percent of the principal amount of the notes for each day beyond such date until such registration statement is declared effective. As at August 31, 2000, the said registration statement has not been declared effective. The Company has recorded the cost of the said penalty to June 30, 2000 in these financial statements as an interest and other expense.

     As the conversion feature of the convertible debentures represented a minimum of $75,000 discounts to the debentureholders, the Company had recorded the transaction as follows:

     Face value of debentures                              $       225,000

     Discounts                                                      75,000

     Less:  value assigned to warrants (see note 16 (i))           (21,733)


                                                           $       278,267


The discounts were expensed during the year ended June 30, 1999.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15.	CAPITAL STOCK   (cont'd)

  i) Warrants

     On February 8, 1999, the Company issued warrants representing the right to purchase common stock. There will be 127,840 shares of common stock underlying the warrants at an exercise price of $0.176 per share. The expiration date of the warrants is January 31, 2002. Using the Black-Scholes method, the Company has calculated and assigned a value of $21,733 to the warrants.

     The Company has reserved from its authorized but unissued shares a sufficient number of shares of our common stock for issuance. The exercise price of the warrants were determined by negotiation and, upon notice to warrant holders, the Company has the right to reduce the exercise price or extend the expiration date of the warrants. The warrants do not confer upon the warrant holder any voting or other rights of a stockholder of the Company. The warrants provide for customary anti-dilution provisions in the event of certain events which may include mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits and other changes in our capital structure.



16.  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1999 which requires standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income (loss) or total stockholders' deficiency. The components of comprehensive income are as follows:

                                                        2000            1999

                                                          $               $


     Net loss                                       (783,413)       (686,367)
     Other comprehensive income:
      foreign currency translation adjustments        (3,195)          6,748


     Comprehensive loss                             (786,608)       (679,619)

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




16. COMPREHENSIVE INCOME (LOSS)   (cont'd)

    The components of accumulated other comprehensive income as at June 30, 1998, 1999 and 2000 are as follows:

    Accumulated other comprehensive income,
    June 30, 1997                                             $       221,844
    Foreign currency translation adjustments
    for the year ended June 30, 1998                                   84,727


    Accumulated other comprehensive income,
    June 30, 1998                                                     306,571
    Foreign currency translation adjustments
    for the year ended June 30, 1999                                    6,748


    Accumulated other comprehensive income,
    June 30, 1999                                                     313,319
    Foreign currency translation adjustments
    for the year ended June 30, 2000                                   (3,195)


    Accumulated other comprehensive income,
    June 30, 2000                                             $       310,124


    The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars is done only for the convenience of the reader as disclosed in note 2 (l).

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




17.  INCOME TAXES

     During the year ended June 30, 2000, the Company received $25,055 resulting from research and development refundable tax credits claims filed for the year ended June 30, 1998. A claim for approximately $23,000 has been submitted for 1999. A claim for approximately $23,000 will be filed for 2000. It is anticipated that the claims for both 1999 and 2000 will be subject to audits and there can be no assurance that the amounts claimed will be honoured. Consequently, the Company does not record the benefits of these claims until they are received.

     Recovery of income taxes for the year ended June 30, 2000 consists entirely of a current recovery of Canadian income taxes resulting from the aforementioned tax refund received in the year.

     The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 2000.

                                      U.S.            State &
                                      Federal         Local         Foreign
                                      at 34%          at 9%          at 43%
                                        $               $              $

    Loss carry forwards              700,000         185,000         255,655
    Credits carry forwards:
       Non-refundable credits          -               -              13,289
        Refundable credits             -               -              23,000
        Valuation allowance         (700,000)       (185,000)       (291,944)

                                       -               -               -


	Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarized as follows:

                                                                   Foreign
                                                                   Research &
     Expiring                Net Operating Loss Carry forward      Development
     June 30,          US Federal   State & Local  Foreign         Tax Credits
                          $               $           $               $

     2001               3,000           3,000       257,806             -
     2002             225,000         225,000          -               1,018
     2003              21,000          21,000        44,023            1,889
     2004             150,000         150,000        92,130             -
     2005             102,000         102,000          -                -
     Thereafter     1,558,000       1,558,000       200,587           10,382


     TOTAL          2,059,000       2,059,000       594,546           13,289

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




18. NET INCOME (LOSS) PER COMMON STOCK

    Net income (loss) per share has been calculated as follows:

                                         2000            1999            1998

                                           $               $               $

    Basic income (loss) before
    extraordinary item per share:

    Income (loss) before
    extraordinary item                (783,413)       (686,367)        42,401

    Weighted average number
    of shares of common stock
    outstanding                     23,580,902      20,237,097     14,678,752

    Income (loss) before
    extraordinary item
    per common stock                     (0.03)          (0.03)          0.00


    Basic income (loss) per share:

    Net income (loss) per
    common stock                      (783,413)       (686,367)       519,594

    Weighted average number of
    shares of common stock
    outstanding                     23,580,902      20,237,097     14,678,752


    Net income (loss) per share
    of common stock                      (0.03)          (0.03)          0.04

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




18. NET INCOME (LOSS) PER COMMON STOCK   (cont'd)

    Net income (loss) per share has been calculated as follows:

                                               2000          1999       1998

                                                 $             $          $

Diluted income (loss) per share:
Net income (loss) per common stock           (783,413)    (686,367)   519,594
Interest on dilutive convertible debt            -            -          -
Interest on dilutive stock purchase options      -            -          -
Interest on dilutive convertible debentures      -            -          -
Interest on dilutive warrants                    -            -          -


   Net income (loss)
    attributable to common stock
    assuming dilution                        (783,413)    (686,367)   519,594



Weighted average number of shares
 of common stock outstanding               23,580,902   20,237,097  14,678,752
Assumed conversion of dilutive
 convertible debt                               -             -           -
Assumed conversion of dilutive stock
 purchase options                               -             -           -
Assumed conversion of dilutive
 convertible debentures                         -             -           -
Assumed exercise of dilutive warrants           -             -           -


Weighted average number of shares
 of common stock outstanding,
 assuming dilution                         23,580,902   20,237,097  14,678,752


Net income (loss) per share of common
 stock assuming dilution                       (0.03)       (0.03)       0.04

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




19. FOREIGN OPERATIONS

    The following table summarizes certain information regarding the Company's US and Canadian operations for the years ended June 30, 2000, 1999 and 1998:

                                        US           Canadian    Consolidated
                                         $                  $           $

Year ended June 30, 2000
Revenue from unaffiliated customers      -          1,367,450       1,367,450


Loss from operations              (624,961)          (158,452)       (783,413)


Identifiable assets at end of year       -            400,949         400,949


Year ended June 30, 1999
Revenue from unaffiliated customers      -          1,131,279       1,131,279


Income (loss) from operations     (721,158)            34,791        (686,367)


Identifiable assets at end of year       -            431,351         431,351


Year ended June 30, 1998
Revenue from unaffiliated customers      -          1,185,091       1,185,091


Income (loss) from operations      (46,220)           565,814         519,594


Identifiable assets at end of year       -            411,440         411,440




20. MAJOR CUSTOMERS

    One customer accounted for 56% and 43% of the Company's consolidated revenues for fiscal 2000 and 1999, respectively; another customer accounted for 25 and 22% of consolidated revenues for these respectively periods.

    The loss of one or more of these customers would have a detrimental effect on the Company's operating results.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




21. CONTINGENT LIABILITY

    The Company is contingently liable under a breach secrecy agreement, fiduciary duty and misuse of confidential information lawsuit by one of its customers. Management of the Company is of the opinion that this legal action will not materially affect the Company's financial position, results of operations or cash flows. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the Company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.


22. SUBSEQUENT EVENT

    Subsequent to the year end, the Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. This acquisition will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to the Company's operations.


23. RELATED PARTY TRANSACTIONS

    For the year ended June 30, 2000, 2,649,020 common shares were issued to the Company's stockholders for services rendered and debt reduction respectively. In addition, for the year ended June 30, 1999, 300,000 common shares were issued to an employee, related to a stockholder of the Company, for services rendered.

    The Company has recorded these shares at fair market value with a corresponding charge to expenses for the difference between the fair market value and the issuance price.


24. LEASES

    At June 30, 2000, under a real property lease classified as an operating lease which expires in March, 2002, the Company's future annual minimum rental payments (excluding real estate taxes) are as follows:

                2001                    $       64,076
                2002                            48,713

                                        $      112,789


    Rent expense was $63,526, $49,965 and $58,061 for 2000, 1999 and 1998
    respectively.



                                     F  - 27

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




25. COMPARATIVE FIGURES

    Certain figures in the June 30, 1999 and 1998 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2000.


26. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed.
    In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.