Form 10QSB
period 2000-09-30
TECHNICAL VENTURES INC
filed 2000-11-15
CIK 788340

                                  Form 10 -QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended September 30, 2000


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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 2000.

            26,238,006 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                          Page 1 of 20 Pages

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES




                         CONSOLIDATED BALANCE SHEETS
                               (Notes 1,and 2)


                                            September  30       September 30
                                                2000                1999
                                             NOT AUDITED         NOT AUDITED



                                ASSETS


CURRENT ASSETS

 Cash                                           $71,360                   -
 Accounts Receivable                             87,835             146,590
 Inventory (Note 3)                              51,022              40,982

 Prepaid Expenses                                37,190               6,346


    TOTAL CURRENT ASSETS                        247,407             193,918


OTHER ASSETS

 Advances To Stockholders                        52,122              62,319
 Deposits                                        13,280              13,607


PROPERTY AND EQUIPMENT, at cost, net of
accumlated depreciation of $513,519 at
Sept. 30,2000 and $498,846 at
Sep. 30, 1999                                   125,927             147,148

INTANGIBLE ASSETS, net of accumulated
amortization of $5,934 at Sept. 30, 2000
and $5,517 at Sept. 30, 1999                          0                 563


           TOTAL ASSETS                        $438,736            $417,556























                                            September 30        September 30
                                               2000                1999
                                            NOT AUDITED         NOT AUDITED



                LIABILITIES

CURRENT LIABILITIES

 Bank Overdraft                                        -              $5,527
 Accounts payable and accrued expenses          $661,451             384,003
 Current Portion Of Notes Payable (Note 4)       365,716             370,773
 Capital lease obligations  (Note 4)              75,198              77,052
 Loans From Private Lenders                       61,539              61,824
 Current Portion of Loan From
  Shareholders, Unsecured, Interest Free         218,265             183,923

   TOTAL CURRENT LIABILITIES                   1,382,169           1,083,102



LONG-TERM LIABILITIES, net of
current portion:

 Convertible Debentures                          278,267             278,267
 Notes Payable (Note 4)                           28,089              61,256
 Shareholders                                    173,976             307,232
 Other                                            26,070              26,717

                                                 506,402             673,472

MINORITY INTEREST                                      0                   0



               STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000
 shares authorized (Note 6):
 Issued and outstanding, 26,238,006 at
 Sept. 30, 2000 and 23,248,011 shares at
 Sept. 30, 1999                                 $262,380            $232,480

 Additional Paid in capital(Note 6):           5,279,593           4,882,801


ACCUMULATED OTHER COMPREHENSIVE INCOME           323,323             313,747

Deficit                                       (7,315,131)         (6,768,046)

Total Shareholders' deficiency                (1,449,835)         (1,339,018)


                                                $438,736            $417,556


See Notes To Condensed Consolidated Financial Statements






                                      (2)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (NOT AUDITED)




                                                      THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   2000                1999

SALES                                            $276,806            $288,411

COST OF SALES                                     218,662             237,544

GROSS MARGIN                                       58,144              50,867


EXPENSES

 Administration                                    52,978             224,176
 Interest And Other                                47,421              23,411
 Research & Development                            14,629              17,104
 Selling                                           28,215              33,963
 Contingent Related Expense                           714              74,353



                                                  143,957             373,008





LOSS BEFORE INCOME TAX RECOVERY                   (85,813)           (322,141)




NET LOSS                                          (85,813)           (322,141)


LOSS PER COMMON SHARE                              ($0.00)             ($0.01)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)             ($0.01)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING FOR THE PERIOD       25,340,923          22,734,424




See notes to condensed consolidated financial statements.







                                      (3)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES


     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                    Not Audited


                              Common Stock            Additional                 Cumulative
                          Issued and Outstanding      Paid In                   Translation
                            Shares       Amount       Capital        Deficit    Adjustment
                                           $            $               $            $


Balance June 30, 1999     22,198,011     221,980      4,702,463    (6,445,905)    313,319


Common Shares Issued
(NOTE 6)                   1,050,000      10,500        180,338



Net Loss                                                             (322,141)

Cumulative Translation
 Adjustment                                                                           428




Balance,
September 30, 1999        23,248,011     232,480      4,882,801    (6,768,056)    313,747




Balance June 30, 2000     24,847,031     248,470      5,126,586    (7,229,318)     310,124


Issued For Services           77,260         773          8,499

Issued For Debt
 Reduction                 1,313,715      13,137        144,508


Net Loss                                                             (85,813)

Cumulative Translation
 Adjustment                                                                         13,199



Balance, September 30,
2000                      26,238,006     262,380      5,279,593   (7,315,131)      323,323






See notes to consolidated financial statements





                                           (4)



<Page 5>

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Amounts Expressed in U.S. Dollars)
                                    Not Audited


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2000          1999


CASH FLOW FROM OPERATING ACTIVITIES:

 Net Loss                                              ($85,813)   ($322,141)

 Adjustment to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                           5,841        8,259

  Issue of Stock For Services                             9,271      190,838


 (Increase) Decrease in accounts receivable              45,636      (22,500)
 (Increase) Decrease in inventory                         9,575        4,029
  Increase (Decrease) in accounts payable and
   accrued expenses                                      27,921      100,862


                                                        (12,433)     (39,156)


CASH FLOW FROM INVESTING ACTIVITIES:

 (Increase) Decreases In Deposits/Prepaid Expenses      (35,985)       9,377
 (Increases)Decreases In Advances To Stockholders        (1,277)        (110)
  Property & Equipment Acquisition                       (1,035)           -
  Proceeds From Sale of Property & Equipment                  -            -

                                                        (38,296)       9,267


CASH FLOWS FROM FINANCING ACTIVITIES

 Bank Overdraft                                               -        5,527
 Repayments of note payable to Cooper Financial          (7,789)      (2,298)
 Proceeds from Capital Lease Obligations                      -          232
 Proceeds (Repayment) of Other Loans Payable
 Repayment of Private Lenders
 Proceeds from (repayments of) Stockholders' loans      104,571       16,315
 Proceeds from issue of restricted common stock

                                                         96,782       19,776


EFFECT OF EXCHANGE RATE ON CASH                          (4,521)      (2,242)


NET INCREASE (DECREASE) IN CASH BALANCE FOR THE PERIOD   66,397      (13,883)

 Cash Balance, begining of period                         4,963       13,883

 Cash Balance, end of period                             71,360            -



PAYMENTS MADE DURING THE PERIOD FOR INTEREST              3,523        4,175


NON CASH FINANCING ACTIVITIES (Issue of Shares
 Reducing Debt)                                         157,645            -




See notes to condensed consolidated financial statements.



                                      (5)

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)


NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

        a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2000.

        b) Principals Of Consolidation

           The consolidated financial statements include the accounts of Technical Ventures Inc. ("the Company") and its majority-owned subsidiaries, Mortile Industries Ltd.,("Mortile"), Fam Tile
           Restoration Services Ltd. and MPI Perlite Ltd.   All material
           intercompany transactions and balances have been eliminated.

        c) Accounting Changes

           In June 1998, the Financial Accounting Standards Board [FASB] issued Statement of Financial Accounting Standards (SFAS)
           No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the financial statements of the company.

       d)  Foreign Currency Translation:

           Mortile maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method. The translation of the financial statements of the subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion rates. Adjustments resulting from the translation are included in the accumulated comprehensive income in stockholders' deficiency.



                                      (6)

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)

NOTE 1:  (cont'd)


       e) Fair Value Presentation:

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


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



NOTE 3:  INVENTORY:

         Inventory is comprised of the following:

                                      Sept. 30,             Sept. 30,
                                           2000                  1999


                Raw Materials           $51,022               $40,982






NOTE 4:  LONG TERM DEBT:

         At September 30, 2000 the Company was in default on it's notes payable to Ontario Development Corporations [I.O.C.] and it's lease payable to FBX Holdings Inc. . Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 2000 balance sheet as current liabilities.


         In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a shareholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At September 30, 2000 the Company was current with the new loan provisions; with a payable balance of $61,256 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.





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

        Common shares have been issued in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date.
        The shares issuance's for the three months ended September 30, 2000 are summarized as follows:


Nature Of     Number of Shares                 Additional      Issue      Subscription
Payments      of Shares         Paid Up        Paid            Expense    Proceeds
                                Capital        In Capital                                  Expense

In Exchange
For Loans &
Accounts
Payable          1,390,975       13,910          153,007                     166,917            -             -


TOTALS           1,390,975       13,910          153,007            -        166,917            -


       The share issuance's for the three months ended September 30, 1999 are summarized as follows:


Nature Of     Number of Shares                 Additional      Issue      Subscription
Payments      of Shares         Paid Up        Paid            Expense    Proceeds
                                Capital        In Capital                                  Expense

Consulting
Fees For
Financing        1,050,000       10,500          180,338             -               -     180,838

TOTALS           1,050,000       10,500          180,338             -               -     180,838






                                      (9)

                   TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (NOT AUDITED)

NOTE 6: (cont'd)

The expense amounts indicated above have been included in the following:

                                    Sept. 30, 2000        Sept. 30, 1999

Administration                                                   190,838
Research &
Development

TOTALS                                           -               190,838





NOTE 7:  MAJOR CUSTOMERS

         Two customers accounted for 78 % and 82 % of the Company's consolidated revenues for the three month period ending Sept. 30, 2000 and 1999 respectively. The loss of one or more of these customers would have a detrimental effect on the Company's operating results.


NOTE 8:  SUBSEQUENT EVENT

         Subsequent to the quarter ending, the Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. This acquisition will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to the Company's operations. Completion of the legal documentation relative to this acquisition has delayed the closing of November 1, 2000, however, the Letter of Intent remains effective and a new target date of December 1,2000 has been agreed to.


NOTE 9:  RELATED PARTY TRANSACTIONS

         For the quarter ended September 30, 2000, 1,313,715 common shares were issued in consideration of debt due a stockholder of the company.






                                     (10)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


                        PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first three months of fiscal 2001 the company incurred a loss of $85,813 on sales revenues of $276,806. The loss was funded by receivable's, an increase in accounts payable and proceeds from stockholder loans. However, monthly debt service requirements leave the Company in a position where it has difficulty in being able to meet its monthly cash flow requirements.


Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the September 30,2000 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC
[formerly IOC] is $613,238 CND; FBX Holdings $202,056 CND. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

The Company has filed a tax claim for $34,000 CND for financial year 1999 and is expected to receive payment during the 2nd fiscal quarter should the claim be approved. Additionally the Company will file a tax claim for fiscal 2000 of approximately $34000. (Canadian) . The tax department had notified the Company of their intent to audit all such claims submitted.

During the first quarter of fiscal year 2001, the Company issued 1,313,715 Restricted Common Shares in consideration of loans and interest due a shareholder in the amount of $157,646. Additionally during the first fiscal quarter of 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accounting firm, for outstanding invoices in the amount of $9,272. The price per share $0.11, with fair market value on the date of both considerations being $0.20. As the shares are Restricted they were valued at a 40% discount to the market price.




                                     (11)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


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

The Company prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999. The Company has also filed an amended SB-2 Registration in September 1999 and December 30, 1999, in response to S.E.C. comments. The Company received S.E.C. comments relative to this amended SB-2 filing and responded on April 24, 2000, along with an amended SB 2 Registration. Subsequently the Company received comments in early June 2000, on it's April amended SB 2, however, no further amendments or responses have been filed at the date of this report and therefore the registration has not become effective. An aggregate of 8,625,512 shares were to have been registered to be sold to the public by our shareholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

The company will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.

Additionally, the Company's financial and public relations consultants have ex pressed their confidence in being able to secure financing enabling the company to sustain cash flow requirements and also provide capital for expansi on when required. However, there can be no assurance of these factors.



                                     (12)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


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

Additionally, on September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments, to take place over the next 30 - 60 days, one of which being a Definitive Agreement to be concluded by no later than November 1, 2000. Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CND and is forecasting sales of $2 Million CND during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. Completion of the legal documentation relative to this acquisition has delayed the closing of November 1, 2000, however, the Letter of Intent remains effective and a new target date of December 1,2000 has been agreed to.


Results of Operations:

Net sales revenues for the first three months of fiscal 2001 decreased 4 % to $276,806 from $288,411, when compared to those for the corresponding period of the previous year. Gross margins, however, increased 3 % from 18 % to 21%.


Total expenses declined $227,544 to $143,957 from $371,501 for the cor-responding period of the previous year. Much of the decline due to reduced administration expenses of $52,978 as compared to $224,176 for the cor responding period of the previous year and a $73,639 reduction in contingent related legal expenses.






                                     (13)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


Net Sales by geographic area for the three month period ended September 30, 2000 and 1999, in US$ are as follows:

Geographic Area                        2000                        1999

 United States                     $  37,778                   $   16,730
 Canada                              141,083                      185,160
 France                               97,945                       86,521

                                    $276,806                    $ 288,411


Net Sales by product line for the three month period ended September 30, 2000 and 1999, in US$ are as follows:

Product Line                          2000                         1999

 Specialty Compounding              $250,781                    $ 267,708
  (including Composite)
 Polymer Technology                   25,125                       17,123
 Miscellaneous                           900                        3,580

                                    $276,806                    $ 288,411


Technical Ventures continues to develop and market the specialty compounding, with this segment representing 90 % of total revenues during the first three months of fiscal 2001. There have been some decreases in this area of the company's business in this financial quarter, stemming from several existing customers. Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.

Comparative gross margins, as a percent of revenue, increased 3 %. The increase was due to mix of clients from which the Company received orders; with the major portion of revenue earned in the first three months coming from both proprietary [Morfoam] and clients for which the company purchases raw materials and provided compounding services, charging the client accordingly. Margins for this segment of the business are lower because of very competitive circumstances, however, the Company continues to undertake negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases.








                                     (14)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


Net sales revenues for the period ending September 30, 2000 and 1999 are categorised as follows:

Category                                       2000                    1999

 Proprietary -Thermo Plastic              $       -              $    7,415
 Proprietary - Morfoam                       26,338                  10,036
 Compounding With Materials                 117,846                 144,206
 Compounding Without Materials              131,722                 123,174
 Miscellaneous Without Materials                900                   3,580

                                          $ 276,806                $288,411


Administrative expenses decreased 76 % or $171,198, when compared to those for the corresponding three month period of the previous year as significant administrative expense arose on the issue of common stock in fiscal 2000.

R&D expenses decreased 14 % when compared to those for the corresponding period of the previous year as expense rose on the issue of common stock in fiscal 2000. Additionally resources were being redirected to manufacturing.

Selling expenses decreased 17 % or $5,748 from $33,963 to $28,215 for the three month period ending September 30, 2000, when compared to the
corresponding period for the previous year.   Potential customers that have
completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal. However, during October 2000 the company received a large order from it's US distributor for a customer. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.

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





                                     (15)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000



The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.


The Company's total orders on hand, from all sources, at September 30,2000 had a gross sales revenue value of $133,835.



Effect of the Year 2000 Issue On Our Operations


The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may effect the entity, including thos related to customers, suppliers, or other third parties, have been fully resolved.





Forward Looking Statements:


This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


















                                     (16)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000




                         PART II - OTHER INFORMATION


Item  1.  -   Legal Proceedings

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

At September 30, 2000 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.












                                     (17)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the 1 St fiscal quarter of 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accountants in consideration of outstanding accounts payable. This transaction took place on August 29, 2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.

Additionally the company issued 1,313,715 Restricted Common Shares in consideration of a loan and accrued interest due to a shareholder of the company. The transaction took place on August 31,2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.

Please refer to Page 4 of this report, Statement of Shareholders' Deficiency and Note 6 - Common Stock on page 9 and 10 of this report for information in this regard.

All of the shares indicated in the preceding information were issued in private transactions pursuant to Section 4(2) of the Securities Act Of 1933. Shares issued were in exchange for services provided based on the date of consideration of the invoice provided and in consideration of debt owed to a shareholder of the company.

All shares issued bore a Restrictive Legend restricting their transfer and may only be publicly traded when and if registered for sale by means of a duly processed registration, filed with the Securities And Exchange Commission by the company or, alternatively, pursuant to Rule 144.

Due to the Restrictions of the instruments issued, the value of the shares issued is based on a discount of 35 - 40 % to the average market price on the date of the transaction.








                                     (18)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000









ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K


		(a)    Exhibits - none


		(b) Reports on Form 8-K - On October 4, 2000 the Company filed in regard of reaching an agreement in principal to acquire control of Multi-Web Lamination Inc. Please refer to page 13, Item 2 - Liquidity and Captial Resources for more detailed infomation related to this matter.






















                                     (19)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000






                                 SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





                                                 TECHNICAL VENTURES INC.



Date: November 14, 2000                       BY: \s\Frank Mortimer
                                                  Frank Mortimer, President
                                                  and Chief Executive  Officer




Date: November 14, 2000                       BY: \s\Larry Leverton
                                                  Larry Leverton
                                                  Chief Financial Officer















                                     (20)