Form 10QSB
period 2000-12-31
TECHNICAL VENTURES INC
filed 2001-02-14
CIK 788340

                                  Form 10 -QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended December 31, 2000


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

                                                          Page 1 of 23 Pages

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                                (Notes 1,and 2)







                                             December  31        December 31
                                                 2000                1999
                                             NOT AUDITED         NOT AUDITED



                                  ASSETS


CURRENT ASSETS

 Cash                                           $3,414             $21,835
 Accounts Receivable                           129,838             145,656
 Inventory (Note 3)                             61,845              48,699
 Prepaid Expenses                               25,377               4,070


      TOTAL CURRENT ASSETS                     220,474             220,260


OTHER ASSETS

 Advances To Stockholders                       52,112              63,361
 Deposits                                       46,646              13,835


 PROPERTY AND EQUIPMENT, at cost,
 net of accumlated depreciation of
 $520,636 at Dec. 31,2000 and
 $515,152 at Dec. 31, 1999                     125,421             141,648

 INTANGIBLE ASSETS, net of accumulated
 amortization of $5,948 at Dec. 31, 2000
 and $5,690 at Dec. 31, 1999                         0                 491

          TOTAL ASSETS                        $444,653            $439,595























                                             December 31         December 31
                                                2000                1999
                                             NOT AUDITED         NOT AUDITED




                             LIABILITIES

CURRENT LIABILITIES


 Accounts payable and accrued expenses          $736,322            $462,612
 Current Portion Of Notes Payable (Note 4)       367,347             376,975
 Capital lease obligations  (Note 4)              75,378              78,341
 Loans From Private Lenders                       67,083              62,022
 Current Portion of Loan From
 Shareholders,  Unsecured,                       217,120             187,000

         TOTAL CURRENT LIABILITIES             1,463,250           1,166,950



LONG-TERM LIABILITIES, net of current portion:

 Convertible Debentures                          278,267             203,991
 Notes Payable (Note 4)                           19,269              55,955
 Shareholders                                    182,541             259,298
 Other                                            26,136              27,163

                                                 506,213             546,408

MINORITY INTEREST                                      0                   0



                STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000 shares
authorized (Note 6):  Issued and outstanding,
26,238,006 at Dec. 31, 2000 and 23,752,031
shares at Dec. 31, 1999                         $262,380            $237,520

Additional Paid in capital(Note 6):            5,279,592           4,933,203

ACCUMULATED OTHER COMPREHENSIVE INCOME           321,122             303,838

Deficit                                       (7,387,904)         (6,748,324)

  Total Shareholders' deficiency              (1,524,810)         (1,273,763)


                                                $444,653            $439,595


  See Notes To Condensed Consolidated Financial Statements









                                     (2)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (NOT AUDITED)



                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                    2000                1999

SALES                                            $685,020            $672,070

COST OF SALES                                     533,346             513,445

GROSS MARGIN                                      151,674             158,625


EXPENSES

 Administration                                   122,487             256,777
 Interest And Other                                91,948              40,556
 Research & Development                            28,581              35,047
 Selling                                           72,058              65,482
 Contingent Related Expense                           742             120,959



                                                  315,816             518,821





LOSS BEFORE INCOME TAX RECOVERY                  (164,142)           (360,196)

 Income Tax Recovery                                5,556


NET LOSS                                         (158,586)           (360,196)


BASIC LOSS PER COMMON SHARE                        ($0.01)             ($0.02)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.01)             ($0.02)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 FOR THE PERIOD                                25,789,464          23,043,263




 See notes to condensed consolidated financial statements.








                                     (3)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)




                                                        THREE MONTHS ENDED
                                                             DECEMBER
                                                     2000                1999

SALES                                            $408,214            $383,659

COST OF SALES                                     314,684             275,891

GROSS MARGIN                                       93,530             107,768


EXPENSES

 Administration                                    69,509              32,601
 Interest And Other                                44,526              18,652
 Research & Development                            13,952              17,943
 Selling                                           43,843              31,518
 Contingent Related Legal Expense (Note 5)             27              46,606



                                                  171,857             147,320





LOSS BEFORE INCOME TAX RECOVERY                   (78,328)            (39,552)

  Income Tax Recovery                               5,556


NET LOSS                                          (72,772)            (39,552)


BASIC LOSS PER COMMON SHARE                        ($0.00)             ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)             ($0.00)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD      26,238,006          23,352,102




 See notes to condensed consolidated financial statements.







                                     (4)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                    Not Audited


                              Common Stock            Additional                 Cumulative
                          Issued and Outstanding      Paid In                   Translation
                            Shares       Amount       Capital        Deficit    Adjustment
                                           $            $               $            $


Balance June 30, 1999     22,198,011     221,980      4,702,463    (6,338,128)    313,319


Common Shares Issued
(NOTE 6)                   1,554,020      15,540        230,740



Net Loss                                                             (360,196)

Cumulative Translation
 Adjustment                                                                        (9,481)




Balance,
December 31, 1999        23,752,031      237,520      4,933,203    (6,748,324)    303,838




Balance June 30, 2000     24,847,031     248,470      5,126,586    (7,229,318)     310,124


Issued For Services           77,260         773          8,499

Issued For Debt
 Reduction                 1,313,715      13,137        144,507


Net Loss                                                             (158,586)

Cumulative Translation
 Adjustment                                                                         10,998



Balance, December 31,
2000                      26,238,006     262,380      5,279,592   (7,387,904)      321,122





See notes to consolidated financial statements





                                           (5)



<Page 6>

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Amounts Expressed in U.S. Dollars)
                                   Not Audited


                                                         SIX MONTHS ENDED
                                                            DECEMBER 31
                                                      2000              1999


CASH FLOW FROM OPERATING ACTIVITIES:

 Net Loss                                        ($158,586)        ($360,196)

 Adjustment to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                     11,665            16,433

  Issue of Stock For Services                       58,871           190,838

 (Increase) Decrease in accounts receivable          3,955           (19,510)
 (Increase) Decrease in Prepaid Expenses           (24,169)           11,915
 (Increase) Decrease in inventory                   (1,102)           (2,935)
  Increase (Decrease) in accounts payable and
   accrued expenses                                101,299           174,770

                                                    (8,067)           11,316


CASH FLOW FROM INVESTING ACTIVITIES:

 (Increase) Decreases In Deposits                  (33,334)
 (Increases) Decreases In Advances To Stockholders  (1,145)             (111)
 Property & Equipment Acquisition                   (6,223)


                                                   (40,702)             (111)


CASH FLOWS FROM FINANCING ACTIVITIES

 Repayments of note payable to Cooper Financial    (15,774)           (7,097)

 Proceeds from Capital Lease Obligations                                 235
 Proceeds from Private Lenders                       5,516
 Proceeds from (repayments of) Stockholders'
  loans                                            (46,726)           18,957
 Proceeds from issue of shares for Stockholders'
  loans                                            108,045
 Related Issuance Costs Of Convertible
  Debentures & Warrants                                              (16,500)


                                                    51,061            (4,405)


EFFECT OF EXCHANGE RATE ON CASH                     (3,841)            1,152


NET INCREASE (DECREASE) IN CASH BALANCE
 FOR THE PERIOD                                     (1,549)            7,952

 Cash Balance, begining of period                    4,963            13,883

 Cash Balance, end of period                        $3,414           $21,835


PAYMENTS MADE DURING THE PERIOD FOR INTEREST        $7,857            $7,699





 See notes to condensed consolidated financial statements.




                                     (6)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



     a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2000.

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



                                     (7)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 1:  (cont'd)


     e)   Fair Value Presentation:

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.





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


NOTE 3: INVENTORY:

        Inventory is comprised of the following:



                                     Dec. 31,        Dec. 31,
                                         2000            1999

              Raw Materials           $61,845         $48,699





NOTE 4: LONG TERM DEBT:

        At December 31, 2000 the Company was in default on it's notes payable to Ontario Development Corporations [I.O.C.] and it's lease payable to FBX Holdings Inc.. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the December 31, 2000 balance sheet as current liabilities.


        In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a stockholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At December 31, 2000 the Company was current with the new loan provisions; with a payable balance of $53,272 US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.





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

        The shares issuance's for the six months ended December 31, 2000 are summarized as follows:



Nature Of     Number of Shares                 Additional      Issue      Subscription
Payments      of Shares         Paid Up        Paid            Expense    Proceeds
                                Capital        In Capital                                  Expense

In Exchange
For Loans &
Accounts
Payable          1,390,975       13,910          153,006                     166,917            -             -


TOTALS           1,390,975       13,910          153,006            -        166,917            -


       The share issuance's for the three months ended December 31, 1999 are summarized as follows:


Nature Of     Number of Shares                 Additional      Issue      Subscription
Payments      of Shares         Paid Up        Paid            Expense    Proceeds
                                Capital        In Capital                                  Expense

Consulting
Fees For
Financing        1,050,000       10,500          180,338             -               -     190,838

In Exchange
For Loans          504,020        5,040           50,402             -        55,442
Payable


TOTALS           1,554,020       15,540          230,740             -               -     190,838




                                    (10)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 6: (cont'd)

The expense amounts indicated above have been included in the following:


                                                    Dec. 31,        Dec. 31,
                                                        2000            1999

  Administration                                                     190,838
  Research & Development

  TOTALS                                                             190,838




NOTE 7:	MAJOR CUSTOMERS

        Two customers accounted for 79 % and 84 % of the Company's consolidated revenues for the six month period ending Dec. 31, 2000 and 1999 respectively. The loss of one or more of these customers would have a detrimental effect on the Company's operating results.


NOTE 8: SUBSEQUENT EVENT

        The Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. This acquisition will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to the Company's operations. Completion of the legal documentation relative to this acquisition has delayed the original closing of November 1, 2000, however, the Letter of Intent remains effective. An external audit and valuation of the potential acquisition has been delayed with closing now expected in the third quarter of fiscal 2001.




                                    (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)












NOTE 9: RELATED PARTY TRANSACTIONS

        For the six month period ended December 31, 2000, 1,313,715 common shares were issued in consideration of debt due a stockholder of the company.
























                                    (12)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


                        PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:

During the first six months of fiscal 2001 the company incurred an operating loss of [$164,140], before income tax recovery, on net sales revenues of $685,020. The loss was funded by receivable's, an increase in accounts payable, proceeds from stockholder loans and it's tax claim refund. However, monthly debt service requirements leave the Company in a position where it has difficulty in being able to meet its monthly cash flow requirements.



Two of the Company's long term debt financing arrangements, Note 4, are currently in arrears, as such these debt's continue to be reflected as current liabilities on the December 31,2000 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC [formerly IOC] is $623,698 CND; FBX Holdings $202,056 CND. Both debtors clearly understand the Company's financial position and as such have verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.


The Company received $8,354 CND refund for the 1999 taxation year during the fiscal quarter ending December 31, 2000, additionally $26,441 CND was received during January 2001, representing the balance of the 1999 claim. Additionally the Company has filed a tax claim for fiscal 2000 of approximately $32,763 (Canadian) . The tax department had notified the Company of their intent to audit all such claims submitted.

During the first six months of fiscal year 2001, the Company issued 1,313,715 Restricted Common Shares in consideration of loans and interest due a shareholder in the amount of $157,646. Additionally during the first six months of fiscal 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accounting firm, for outstanding invoices in the amount of $9,272. The price per share $0.11, with fair market value on the date of both considerations being $0.20. As the shares are Restricted they were valued at a 40% discount to the market price.




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

The Company prepared and filed on April 8, 1999 a Registration Statement on Form SB-2, in accordance with it's Private Offering of late January 1999.
The Company has also filed an amended SB-2 Registration in September 1999 and December 30, 1999, in response to S.E.C. comments. The Company received S.E.C. comments relative to this amended SB-2 filing and responded on April 24, 2000, along with an amended SB 2 Registration. Subsequently the Company received comments in early June 2000, on it's April amended SB 2, however, no further amendments or responses have been filed at the date of this report and therefore the registration has not become effective. An aggregate of 8,625,512 shares were to have been registered to be sold to the public by our stockholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.


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

On September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments which to take place over the next 30 - 60 days, one of which being a Definitive Agreement was to be concluded by no later than November 1, 2000. Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CND and is forecasting sales of $2 Million CND during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. At December 31, 2000, completion of the legal documentation, an external audit and valuation relative to this acquisition has delayed the closing, however, the Letter of Intent remains effective unitl such time as these procedures are completed and results deemed acceptable. At the date of this report the status remains the same as at December 31, 2000.











                                     (15)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000



Results of Operations:

Net sales revenues for the first six months of fiscal 2001 increased 2 % to $685,020 from $672,070, when compared to those for the corresponding period of the previous year. Gross margins, decreased to 22% from 24 %.


Total expenses declined $203,006 to $315,816 from $518,821 for the corresponding period of the previous year. Much of the decline due to reduced administration expenses of $122,487 as compared to $256,777 for the corresponding period of the previous year and a $120,217 reduction in contingent related legal expenses.

Net Sales by geographic area for the six month period ended December 31, 2000 and 1999, in US$ are as follows:



   Geographic Area                              2000                  1999

   United States                           $  89,990            $   58,551
   Canada                                    440,500               424,226
   France                                    154,530               189,223

                                            $685,020             $ 672,070



Net Sales by product line for the six month period ended December 31, 2000 and 1999, in US$ are as follows:


        Product Line                               2000               1999

        Specialty Compounding                  $613,764          $ 634,307
        (including Composite)

        Polymer Technology                       60,029             32,748

        Miscellaneous                            11,227              5,015


                                               $685,020           $672,070



Technical Ventures continues to develop and market the specialty compounding, with this segment representing 91 % of total revenues during the first six months of fiscal 2001. There have been some decreases in this area of the company's business in the year to date, stemming from several existing customers. Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.




                                     (16)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000



Comparative gross margins, as a percent of revenue, decreased to 22% from 24 %.. The decrease was due to mix of clients from which the Company received orders; with the major portion of revenue earned in the first six months coming from both proprietary [Morfoam] and clients for which the company purchases raw materials and provided compounding services, charging the client accordingly. Margins for this segment of the business are lower because of very competitive circumstances, however, the Company continues to undertake negotiations for price increases from some of it's core customers, with some success, and will continue to seek other increases.



Net sales revenues for the period ending December 31, 2000 and 1999 are categorised as follows:


        Category                                  2000                 1999

        Proprietary -Thermo Plastic          $       0              $ 7,415
        Proprietary - Morfoam                   60,029               25,333
        Compounding With Materials             387,587              376,383
        Compounding Without Materials          226,177              257,924
        Miscellaneous Without Materials         11,227                5,015

                                              $685,020             $672,070


Administrative expenses decreased 52 % or $134,290, when compared to those for the corresponding six month period of the previous year as significant administrative expense arose on the issue of common stock in fiscal 2000.

Financial expenses increased substantially [$51,392] when compared to those for the corresponding six month period of the previous year, as the company accrued expenses such as interest related to it's 8% Debenture and interest related to it's ODC/IOC debt.

R&D expenses decreased 18 % when compared to those for the corresponding period of the previous year as expense rose on the issue of common stock in fiscal 2000. Additionally, resources, were redirected to manufacturing.

Selling expenses increased 10 % from $65,482 to $72,058 for the six month period ending December 31, 2000, when compared to the corresponding period for the previous year. Potential customers that have completed their testing advise that Morfoam is the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as




                                    (17)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000



well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal, however, during the first six months sales revenues from Morfoam products increased $34,700. The company has now received another large order from it's US distributor for its customer. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.

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

For the financial quarter ending December 31, 2000, net sales revenues increased $133,148 or 47.5% over the first quarter of the current financial year and increased by 6.4% when compared to the corresponding period of the previous year. Gross margins decreased in comparison with the 1st quarter and as with the corresponding period of the previous year. The increase in sales revenues coming from customers using proprietary products and those in which the company provides both compounding and raw materials in its pricing.

All operating expenses increased substantially [17%] during the 2nd quarter of the current financial year, when compared to the corresponding period of the previous year. This was due to increased expenses relating to financial activities such as; accrued debenture interest, financial consulting, legal work and the marketing and sales efforts directed towards Morfoam, including the launch of the company's web site. There were, however, declines of approximately $3,991 in R&D expense and $46,579 in contingent liability expense related to the legal action against the company; resources which had been used in R&D having been redirected to manufacturing and sales and the legal action against the company remains dormant with no indication as to resumption or conclusion.








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


At December 31, 2000 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.






                                     (20)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS



During the first six months of fiscal 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accountants in consideration of outstanding accounts payable. This transaction took place on August 29, 2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.

Additionally the company issued 1,313,715 Restricted Common Shares in consideration of a loan and accrued interest due to a stockholder of the company. The transaction took place on August 31,2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.

Please refer to Page 5 of this report, Statement of Stockholders' Deficiency and Note 6 - Common Stock on page 10 and 11 of this report for information in this regard.

All of the shares indicated in the preceding information were issued in private transactions pursuant to Section 4(2) of the Securities Act Of 1933. Shares issued were in exchange for services provided based on the date of consideration of the invoice provided and in consideration of debt owed to a stockholder of the company.

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





                                     (21)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K





		(a)    Exhibits - none





		(b) Reports on Form 8-K - On October 4, 2000 the Company filed in regard to reaching an agreement in principal to acquire control of Multi-Web Lamination Inc. Please refer to page 15, Item 2 - Liquidity and Captial Resources for more detailed infomation related to this matter.
















                                     (22)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2000




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.








                                         TECHNICAL VENTURES INC.




Date:  February  14, 2001                BY:/s/Frank Mortimer
                                            Frank Mortimer, President and
                                            Chief Executive  Officer






Date:  February  14, 2001                BY:/s/Larry Leverton
                                            Larry Leverton
                                            Chief Financial Officer













                                    (23)