Form 10QSB
period 2001-03-31
TECHNICAL VENTURES INC
filed 2001-05-15
CIK 788340

                                  Form 10 -QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended March 31, 2001


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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 2001.

             27,123,006 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                          Page 1 of 24 Pages

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                                (Notes 1,and 2)







                                              March  31            March 31
                                                 2001                2000
                                             NOT AUDITED         NOT AUDITED


                                  ASSETS


CURRENT ASSETS

  Cash                                                                $3,647
  Accounts Receivable                           $184,708             150,184
  Inventory (Note 3)                              54,180              53,926
  Prepaid Expenses                                11,655               1,979


   TOTAL CURRENT ASSETS                          250,543             209,736


OTHER ASSETS

 Advances To Stockholders                         49,551              63,115

 Deposits                                         44,387              13,775

PROPERTY AND EQUIPMENT,  at cost,
 net of accumlated depreciation of
 $501,495 at Mar. 31,2001 and
 $520,797 at Mar. 31, 2000                       115,682             134,650

INTANGIBLE ASSETS, net of accumulated
 amortization of $5,660 at Mar. 31, 2001
 and $5,747 at Mar. 31, 2000                           0                 408


         TOTAL ASSETS                           $460,163            $421,684







                                               March 31            March 31
                                                 2001                2000
                                             NOT AUDITED         NOT AUDITED



                       LIABILITIES


CURRENT LIABILITIES

 Bank                                             $3,459
 Accounts payable and accrued expenses           758,791            $489,937
 Current Portion Of Notes Payable (Note 4)       354,810             376,505
 Capital lease obligations  (Note 4)              71,727              78,002
 Loans From Private Lenders                       66,256              61,970
 Current Portion of Loan From Shareholders,
  Unsecured,                                     244,324             180,326

      TOTAL CURRENT LIABILITIES                1,499,367           1,186,740



LONG-TERM LIABILITIES, net of current portion:

 Convertible Debentures                          248,267             189,574
 Notes Payable (Note 4)                           10,225              45,085
 Shareholders                                    173,700             258,933
 Other                                            24,870              27,046

                                                 457,062             520,638

MINORITY INTEREST                                      0                   0



STOCKHOLDERS' DEFICIENCY

 Common stock, $.01 par value, 50,000,000
  shares authorized (Note 6):
  Issued and outstanding, 27,123,006
  at March 31, 2001 and 23,802,031 shares
  at Mar. 31, 2000                              $271,230            $238,020

 Additional Paid in capital(Note 6):           5,341,004           4,942,703

ACCUMULATED OTHER COMPREHENSIVE INCOME           360,892             303,532

Deficit                                       (7,469,392)         (6,769,949)

Total Shareholders' deficiency                (1,496,266)         (1,285,694)

                                                $460,163            $421,684


  See Notes To Condensed Consolidated Financial Statements












                                     (2)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (NOT AUDITED)



                                                    NINE MONTHS ENDED
                                                         MARCH 31,
                                                 2001                2000
                                             NOT AUDITED         NOT AUDITED


SALES                                           $960,411            $987,350

COST OF SALES                                    738,946             768,283

GROSS MARGIN                                     221,465             219,067


EXPENSES

 Administration                                  194,194             295,772
 Interest And Other                              139,554              56,172
 Research & Development                           43,295              51,674
 Selling                                         106,613              96,271
 Contingent Related Expense                          742             126,054


                                                 484,398             625,943




LOSS BEFORE INCOME TAX RECOVERY                 (262,933)           (406,876)

 Income Tax Recovery                              22,859              25,055


NET LOSS                                       ($240,074)          ($381,821)


BASIC LOSS PER COMMON SHARE                       ($0.01)             ($0.02)


FULLY DILUTED LOSS PER COMMON SHARE               ($0.01)             ($0.02)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD     26,032,215          23,285,983




 See notes to condensed consolidated financial statements.





                                     (3)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)




                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2001              2000
                                                  NOT AUDITED      NOT AUDITED

SALES                                            $275,391            $315,280

COST OF SALES                                     205,600             254,838

GROSS MARGIN                                       69,791              60,442


EXPENSES

 Administration                                    71,707              38,995
 Interest And Other                                47,607              15,616
 Research & Development                            14,714              16,627
 Selling                                           34,556              30,789
 Contingent Related Legal Expense (Note 5)                              5,094



                                                  168,584             107,122





LOSS BEFORE INCOME TAX RECOVERY                   (98,793)            (46,680)

Income Tax Recovery                                17,304              25,055


NET LOSS                                         ($81,489)           ($21,625)


BASIC LOSS PER COMMON SHARE                        ($0.00)             ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)             ($0.00)


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR THE PERIOD      26,528,506          23,776,756




 See notes to condensed consolidated financial statements.





                                     (4)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (Amounts Expressed In U.S. Dollars)
                                    Not Audited


                              Common Stock            Additional                 Cumulative
                          Issued and Outstanding      Paid In                   Translation
                            Shares       Amount       Capital        Deficit    Adjustment
                                           $            $               $            $


Balance June 30, 1999     22,198,011     221,980      4,702,463    (6,338,128)    313,319


Common Shares Issued
(NOTE 6)                   1,604,020      16,040        240,240



Net Loss                                                             (381,821)

Cumulative Translation
 Adjustment                                                                        (9,787)




Balance,
March 31, 2000            23,802,031     238,020      4,942,703    (6,769,949)    303,532




Balance June 30, 2000     24,847,031     248,470      5,126,586    (7,229,318)     310,124


Common Shares Issued
 (Note 6)                  2,275,975      22,760        214,418


Net Loss                                                             (240,074)

Cumulative Translation
 Adjustment                                                                         50,768



Balance, March 31,
2001                      27,123,006     271,230      5,341,004    (7,469,392)     360,892





See notes to consolidated financial statements





                                           (5)

PART 1 FINANCIAL INFORMATION                     ITEM 1 - FINANCIAL STATEMENTS

                     TECHNICAL VENTURES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Amounts Expressed in U.S. Dollars)
                                   Not Audited


                                                          NINE MONTHS ENDED
                                                               MARCH 31
                                                       2001             2000


CASH FLOW FROM OPERATING ACTIVITIES:

 Net Loss                                          ($240,074)        ($381,821)

 Adjustment to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                       17,181            24,321

  Issue of Stock For Services                         99,132           200,838


  (Increase) Decrease in accounts receivable         (57,397)          (24,584)
  (Increase) Decrease in Prepaid Expenses            (10,505)
  (Increase) Decrease in inventory                     3,620            (8,361)
  Increase (Decrease) in accounts payable
   and accrued expe                                   85,872           203,332

                                                    (102,170)           13,725


CASH FLOW FROM INVESTING ACTIVITIES:

 (Increase) Decreases In Deposits                    (31,720)           13,937
 (Increases) Decreases In Advances To
  Stockholders                                        (1,053)             (139)
   Property & Equipment Acquisition                   (8,341)           (1,491)


                                                     (41,114)           12,307


       CASH FLOWS FROM FINANCING ACTIVITIES

 Bank                                                  3,459
 Repayments of note payable to
 Cooper Financial                                    (21,208)          (16,936)
 Proceeds from Capital Lease Obligations                                   234
 Proceeds from Private Lenders                         5,254
 Proceeds from (repayments of)
  Stockholders' loans                                  (6,737)          14,009
 Proceeds from (repayments of) Debenture              (30,000)
 Proceeds from issue of shares for
  Stockholders' loans                                 206,706
 Related Issuance Costs Of Convertible
  Debentures & Warrants                                                (30,916)

                                                      157,475          (33,610)

EFFECT OF EXCHANGE RATE ON CASH                       (19,154)          (2,657)


NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                                (4,963)         (10,236)

 Cash Balance, begining of period                       4,963           13,883

 Cash Balance, end of period                               $0         ` $3,647


PAYMENTS MADE DURING THE PERIOD FOR INTEREST          $11,867          $12,579





  See notes to condensed consolidated financial statements.



                                     (6)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



     a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2000.

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



                                     (7)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 1:  (cont'd)


     e)   Fair Value Presentation:

          The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.





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


NOTE 3: INVENTORY:

        Inventory is comprised of the following:



                                     Mar. 31,        Mar. 31,
                                         2001            2000

              Raw Materials           $54,180         $53,926





NOTE 4: LONG TERM DEBT:

        At March 31, 2001 the Company was in default on it's notes payable to Ontario Development Corporations [I.O.C.] and it's lease payable to FBX Holdings Inc.. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the March 31, 2001 balance sheet as current liabilities.


        In August 1999 the Company refinanced it's note payable due to Cooper Financial Corp. This obligation, is guaranteed by a stockholder of the Company. A refinancing charge was assessed, increasing the principal owed to $95,999US. At March 31, 2001 the Company was current with the new loan provisions; with a payable balance of $47,837US. The Company has been maintaining monthly payments of $3,150 US. Interest charged is 10% per annum calculated over a period of 35 months.





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

        Common shares have been issued in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date.
        The shares issuance's for the nine months ended March 31, 2001 are summarized as follows:


Nature Of     Number of Shares                 Additional      Issue      Subscription
Payments      of Shares         Paid Up        Paid            Expense    Proceeds
                                Capital        In Capital                                  Expense

Issued For
Services           487,260        4,873           25,599                      25,599

In Exchange
For Loans &
Accounts
Payable          1,788,715       17,887          188,819                     188,819            -             -


TOTALS           2,275,975       22,760          214,418            -        214,418            -


       The share issuance's for the nine months ended March 31, 2000 are summarized as follows:


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
Payable

Issued for
Services
Related to
Debentures          50,000          500            9,500        10,000

TOTALS           1,604,020       16,040          240,240        10,000        55,442       190,838




                                    (10)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)


NOTE 6: (cont'd)

The expense amounts indicated above have been included in the following:


                                                    Mar. 31,        Mar. 31,
                                                        2001            2000

  Administration                                                     190,838
  Research & Development

  TOTALS                                                             190,838




NOTE 7:	MAJOR CUSTOMERS

        Three customers accounted for 80% of consolidated revenues for the nine month period ending March 31,2001 and for the corresponding period of fiscal 2000, 80% of the Company's consolidated revenues were accounted for by two customers. The loss of one or more of these customers would have a detrimental effect on the Company's operating results.


NOTE 8: SUBSEQUENT EVENT

        On April 9,2001, the Company received notice that ODC[formerly IOC] accepted, subject to the execution and delivery of definitive agreements, the Company's offer to extinguish the ODC investment in the Company's 70% owned subsidiary Mortile Industries Ltd. (Note 4). The effect of this transaction will be reflected on the financial statements for the year ending June 30,2001.



        The Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. This acquisition will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to the Company's operations. Completion of the legal documentation relative to this acquisition has delayed the original closing of November 1, 2000, however, the Letter of Intent remains effective. An external audit and valuation of the potential acquisition has been delayed with closing now expected in the fourth quarter of fiscal 2001.




                                    (11)

                  TECHNICAL VENTURES INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (NOT AUDITED)












NOTE 9: RELATED PARTY TRANSACTIONS

        For the nine month period ended March 31, 2001, 1,788,715 common shares were issued in consideration of debt due a stockholders of the company.
























                                    (12)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001


                        PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:


During the first nine months of fiscal 2001 the company incurred an operating loss of [$262,933], before income tax recovery, on net sales revenues of $960,411. The loss was funded by receivable's, an increase in accounts payable, proceeds from stockholder loans and it's tax claims refunds.


Two of the Company's long term debt financing arrangements, Note 4, are in arrears, as such these debt's continue to be reflected as current liabilities on the March 31, 2001 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC [formerly IOC] is $633,931 CND; FBX Holdings $202,056 CND. Debtor FBX Holdings clearly understands the Company's financial position and as such has verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

On April 9th, 2001 the company received notice that the Ontario Development Corporation [ODC] had accepted, subject to the execution and delivery of definitive agreements, the Company's offer to extinguish the ODC's investment in the Company's 70% owned subsidiary (Mortile). The Company has offered to purchase the portfolio for an aggregate amount of $130,000. CND. The amount is payable as follows: $50,000 CND - 120 days from the closing under the definitive agreements and $80,000. CND - 245 days from the closing under the definitive agreement. The purchase will be funded through invesment in the company. [Note 4 & Note 8]

The Company received $8,354 CND refund for the 1999 taxation year during the fiscal quarter ending December 31, 2000, additionally $26,441 CND was received during January 2001, representing the balance of the company's 1999 tax claim. Early in the fourth quarter the company received it's fiscal 2000 tax claim in the amount of $33,871 CND. The tax department has notified the Company of their intent to audit all such claims submitted.



                                     (13)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001

During the first nine months of fiscal year 2001, the Company issued 1,313,715 Restricted Common Shares in consideration of loans and interest due a shareholder in the amount of $157,646. Also during the first nine months of fiscal 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accounting firm, for outstanding invoices in the amount of $9,272. The price per share $0.11, with fair market value on the date of both considerations being $0.20. As the shares are Restricted they were valued at a 40% discount to the market price.


Additionally during the third fiscal quarter of 2001, the company issued 410,000 shares in consideration of services. The price per share $0.05, with fair market value on the date of consideration being $0.07 . As the shares issued are Restricted shares, they are valued at a 29% discount to the market price.



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



                                   (14)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001



however, no further amendments or responses have been filed at the date of this report and therefore the registration has not become effective. An aggregate of 8,625,512 shares were to have been registered to be sold to the public by our stockholders and purchasers of our debentures which are convertible into our common stock and which, additionally, bear warrants to purchase our common stock.

In that regard, in March 2001 the company was able to come to an agreement with one holder of the above referenced debentures. The holder agreed to convert the debenture and all accrued interest to 475,000 Restricted Common Shares of the company. The debenture holder, an existing stockholder of the company, did not wish to exercise the warrant option attached to the debenture, at that time. The price per share agreed upon was $0.10 per share. Fair market value per share on the date of consideration was $0.07 per share.


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

The Company's new foaming product's introduction to many potential customers, could necessitate, should sales efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house, rather than contracting the work to an outside firm.

On September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments which



                                     (15)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001



were to take place over the next 30 - 60 days, one of which being a Definitive Agreement was to be concluded by no later than November 1, 2000. Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CND and is forecasting sales of $2 Million CND during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. At March 31, 2001, completion of the legal documentation, an external audit and valuation relative to this acquisition has delayed the closing, however, the Letter of Intent remains effective unitl such time as these procedures are completed and results deemed acceptable. At the date of this report the status remains the same.



Results of Operations:


Net sales revenues for the first nine months of fiscal 2001 decreased 3 % to $960,411 from $987,350, when compared to those for the corresponding period of the previous year. Gross margins, increased to 23% from 22 %.

Total expenses declined $141,545 to $484,398 from $625,943 for the corresponding period of the previous year. Much of the decline due to reduced administration expenses of $101,578 as compared to $295,772 for the corresponding period of the previous year and a $125,312 reduction in contingent related legal expenses. However, these decreases were offset by increases in financial and selling expenses.

Net Sales by geographic area for the nine month period ended March 31, 2001 and 2000, in US$ are as follows:


    Geographic Area                        2001                     2000

     United States                      $147,180               $   98,735
     Canada                              554,860                  641,778
     France                              258,371                  246,837

					$960,411  	 	$ 987,350





                                      (16)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001


Net Sales by product line for the nine month period ended March
31, 2001 and 2000, in US$ are as follows:



  Product Line                             2001                    2000

  Specialty Compounding                  $823,775               $ 931,338
  (including Composite)

  Polymer Technology                      123,492                  48,974

  Miscellaneous                            13,144                   7,038


                                         $960,411                $987,350


Technical Ventures continues to develop and market the specialty compounding, with this segment representing 86 % of total revenues during the first nine months of fiscal 2001. There have been some decreases in this area of the company's business in the year to date, stemming from several existing customers. Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.

Comparative gross margins, as a percent of revenue, increased to 23% from 22 % for the comparative nine month period.


Net sales revenues for the period ending March 31, 2001 and 2000 are categorised as follows:


  Category                                   2001                  2000

  Proprietary -Thermo Plastic           $       0             $   7,415
  Proprietary - Morfoam                   123,492                41,559
  Compounding With Materials              447,684               571,503
  Compounding Without Materials           376,091               359,690
  Miscellaneous Without Materials          13,144                 7,183

                                        $ 960,411             $ 987,350


Administrative expenses decreased 34 % or $101,578, when compared to those for the corresponding nine month period of the previous year as significant administrative expense arose on the issue of common stock in fiscal 2000.





                                     (17)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001


Financial expenses increased substantially [$83,382] when compared to those for the corresponding nine month period of the previous year, as the company accrued expenses such as interest related to it's 8% Debenture and interest related to it's ODC/IOC debt.


R&D expenses decreased 16 % when compared to those for the corresponding period of the previous year as expense rose on the issue of common stock in fiscal 2000. Additionally, resources, were redirected to manufacturing.


Selling expenses increased 11 % from $96,271 to $106,613 for the nine month period ending March 31, 2001, when compared to the corresponding period for the previous year. Potential customers that have completed their testing advise that the Company's foaming products are the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have, as yet, been minimal, however, during the first nine months sales revenues from products increased 100%. The company has now received another large order from it's US distributor for its customer. The company continues to remain very optimistic in this regard as efforts in both the US and Canada are proceeding quickly and with very positive reactions from potential clients.

The Company's foaming products are products for the plastics and rubber industry, and is a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.

For the financial quarter ending March 31, 2001, net sales revenues decreased $39,889 or 12.6 % under the third quarter corresponding period of the previous year. Gross margins, however, increased in comparison with the corresponding period of the previous year due to the mix of compounding orders which the company received during the period. The decrease in sales revenues coming from all customers due mainly to the economic downturn.




                                    (18)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001



Operating expenses increased substantially [57%] during the 3rd quarter of the current financial year, when compared to the corresponding period of the previous year. This was due to increased expenses relating to financial activities such as; accrued debenture interest, financial consulting, legal work and the marketing and sales efforts directed towards foaming products. There were, however, declines of approximately 11.5% in R&D expense and $5,094 in contingent liability expense related to the legal action against the company; resources which had been used in R&D having been redirected to manufacturing and sales and the legal action against the company remains dormant with no indication as to resumption or conclusion.



At March 31, 2001 the company had a back log of orders totalling
$166,000 .





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




                                    (19)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001



A development program has been entered into by the company to develop products based on cross-linked polyolefins for injection moldings parts for a wide market opportunity. Finished products could be supplied to markets as diversified as automotive and to the high volume commodity markets. In all cases TVI will be supplied compounded materials for injection molding into finished products.


The participating company has installed a 6 station injection molding machine capable of generating $2 million of sales revenues. This company is well funded and willing to install more molding machines at an investment of $850,000 per machine. A long term supply contract is being drawn up between the two companies.





Also, a two part agreement will be entered into by the company, with another participant company, encompassing the following:


     a. T.V.I. or a subsidiary of T.V.I. will be the contracted company supplying the compounded formulation to the participant and its newly formed company.


     b. The "Newco" business activities are clearly spelled out as "continuous" process fabrication and T.V.I. will participate in the share structure and the profits of this new company.



The participating company anticipates having all their production machinery in place for the startup of July 1st, 2001.

Additonally, a German compounding company wishing to obtain North American exposure, would like to provide a compounding unit, to be installed in Mortile's premises for compounding under Mortile's supervision, master batch formulations for supply to their customer base at large.

Agreements have been reached in principle and meetings between Mortile and the representatives of the participating company are scheduled for early May. It is anticipated that the compounding lines will be fully obtained by September, 2001.

It is not possible at this stage to estimate what revenues would flow from this venture, and they can only be factored in after a detailed business plan has been generated by both parties to the agreement.




                                    (20)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31, 2001


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


At March 31, 2001 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.






                                     (21)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31,2001


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


During the first nine months of fiscal 2001 the company issued 77,260 Restricted Common Shares to it's former Canadian Accountants in consideration of outstanding accounts payable. This transaction took place on August 29, 2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.


Also, the company issued 1,313,715 Restricted Common Shares in consideration of a loan and accrued interest due to a stockholder of the company.

The transaction took place on August 31,2000, with the average market price per share $0.20. The value of the consideration being known and the number of shares issued was based on a 40 % discount, to fair market value, on the date of conversion, that being $0.12 per share.

Additionally during the third fiscal quarter of 2001, the company issued 410,000 shares in consideration of services. The price per share $0.05, with fair market value on the date of consideration being $0.07 . As the shares issued are Restricted shares, they are valued at a 29% discount to the market price.


In March 2001 the company was able to come to an agreement with one holder of it's debentures. The holder agreed to convert the debenture and all accrued interest to 475,000 Restricted Common Shares of the company. The debenture holder, an existing stockholder of the company, did not wish to exercise the warrant option attached to the debenture, at that time. The price per share agreed upon was $0.10 per share. Fair market value per share on the date of consideration was $0.07 per share.



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




                                     (22)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31,2001




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









ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K





		(a)    Exhibits - none





                (b)    Reports  - None
















                                     (23)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending March 31,2001




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.








                                         TECHNICAL VENTURES INC.




Date:  May  14, 2001                     BY:/s/Frank Mortimer
                                            Frank Mortimer, President and
                                            Chief Executive  Officer






Date:  May  14, 2001                     BY:/s/Larry Leverton
                                            Larry Leverton
                                            Chief Financial Officer













                                    (24)