Form 10KSB
period 2001-06-30
TECHNICAL VENTURES INC
filed 2001-10-16
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

State Issuer's revenues for its most recent fiscal year,  $1,281,848

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of September 30, 2001 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $1,225,291 .

The number of shares outstanding of the Registrant's common stock, as of Sept ember 30, 2001 is 27,163,006.

Exhibit index is located on page 22 of this Annual Report on Form 10-KSB.

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 2000


ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-11

Item 2.   Properties                                                 11

Item 3.   Legal Proceedings                                          12

Item 4.   Submission of Matters to a Vote of Security Holders        12




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       13

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    14-19

Item 7.   Financial Statements and Supplementary Data                19

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       19


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         20

Item 10.  Executive Compensation                                     20

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             21


Item 12.  Certain Relationships and Related Transactions             22


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                23

          Signatures                                                 24

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


Since inception, the Company has expended $ 3,212,239 US in the development of it's products, including $56,636 in fiscal 2001, $74,053 in fiscal 2000, $76,850 in 1999.


The Company's present operations, assets and employees are primarily those of Mortile. At June 30, 2001 the Company has fourteen full time employees, all being employees of Mortile.

Having built the background in technology, products and with management expertise, customers suport, future planning strategies and with financial backing; Technical Ventures and it's subsidiary Mortile Industries is ready for rapid growth.

Product  & Service Description:

TVI has developed, manufactured, and sold a wide range of specialty resin materials for applications to many large multinational firms across the globe. The products have the means to lower their client's cost of raw materials while maintaining the product's performance. This has led to several reputable firms taking notice of the Company's achievements.

Subsidiary, Mortile Industries Ltd., deals in proprietary polymer/ thermoplastic compounds, composite compounds (a composition of plastic with other powdered materials), and specialty compounds which it produces by mixing and pelletizing proprietary formulations specified by its customers. It is engaged in the design, development and manufacture of highly engineered specially formulated, high performance polymer materials. Products and services are sold to end-use manufacturers in the industrial equipment, transportation, electronics, munitions and process industries markets.

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


Specialty Compounds Technology:

Specialty compounding may be defined as the compounding and enhancement of the customer's proprietary formulation(s) into pellet form, which is a semi-manufactured form. This process involves the customer's presentation of required mix components, the physical mixing of the components, and then pelletizing the compound. Component raw materials for this process may be supplied by the customer or purchased on behalf of the customer.


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

A large portion of TVI's revenue for fiscal year end 2000, and the majority of efforts have been concentrated on specialty compounding. In this business unit, the customers retain the Company to enhance and compound their proprietary formulations into a pellet form. With the assistance of the customer, TVI formulates the most effective and efficient method to mix the components.

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


Patents


TVI sold significant patented and proprietary technologies to the Dow Chemical Company in 1998, but retained certain licenses and rights to use these. It also has developed other proprietary technology and trade secrets. Since all manufacturing is "in-house" , the Company is able to protect its technology and quality while continually improving the product to maintain the customer loyalty.



Products

Technical Ventures, Inc. is very close to its customers and their needs, which allows it to identify areas of opportunity that may be exploited. It has developed a range of materials, having broad applications such as fillers, foaming agents, and pigment extenders. This product group delivers unique user benefits, such as smaller consistent cell size, which produces a stronger product and/or higher foaming capability . This translates into a lower raw material cost, which in turn reduces cost for the end-use manufacturer. The market for the product is large with a potentially large application in the automotive and construction market worldwide.

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

The largest potential product is a specialty compound called Morfoam. It acts as a chemical foaming agent, nucleating agent and processing aid which undergoes an endothermic chemical reaction at processing temperatures. This reaction produces a gas resulting in fine cell structures in extrusion and molded parts. The Morfoam technology combines a chemical foaming agent, nucleating agent and processing aid into one easy to use master batch. Morfoam is a multi-component chemical concentrate encapsulated in a polyolefin carrier. Morfoam is produced in pellet form in order for customers to easily blend or meter into a wide range of polymer products.

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

During fiscal year 2001, TVI continued to work closely with three customers developing all types of compounding methodology for each customer's proprietary component formulations; providing compounding services for Shaw Industries formulation for an industrial pipe wrap and coating, compounding services for MLPC International's formulations for various proprietary rubber curing compounds and additonally, Fin Project's proprietary formulation for the footwear industry was also on the list of TVI's customers.

Because TVI retains these and other large multinational firms as current clients, with their large demand for the Company's material, TVI plans on steadily increasing supply of the Company's products to them as capacity allows, thereby increasing revenues and profits. The reputations of these clients provide valuable references for obtaining new customers as well.


      Revenues And As percentage of Consolidated Contract Revenues

CUSTOMER                         2001         2000                1999

Endex Polymer Additives  **       0 - 0 %      $   0 - 0 %    $ 18,431 -  1 %
MLPC International         $300,794 - 27 %  $334,694 - 25 %   $341,794 - 22 %
Shaw Industries Ltd.       $961,610 - 58 %  $749,713 - 56 %   $705,282 - 43 %
SNC Industrial
Technologies                      0 -  0 %  $      0 -  0 %   $200,005 - 12 %

**Note Item 3 - Legal Proceedings

Pricing

The pricing structure of existing competitors has been evaluated and the products and compounding services are priced at the median. Since our products do not form a major part in the pricing of the finished goods, it is felt that the performance and product support will contribute most in the buying decision. TVI has more to offer customers with respect to product performance and the technical support staff that can assist customers applications.


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

In this market there are three distinct advantages: equipment, personnel, and size. The equipment was selected to achieve good dispersion in the proprietary polymer and composite technology. Company personnel, consulting scientists and chemists enable it to work closely and cooperatively with customers to meet their specific needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost-effective and timely manner.


Market Research

Market research has been concentrated on the endothermic foaming agents business and it was established that this represented the fastest growing segment of the market. Further marketing research pertaining to customer needs and competition is discussed later in this section.

TVI has identified over 400 potential customers from trade sources. Further, over 500 potential users have been located in a specific region of the United States. All of these are potential clients, and has been aggressively seeking business through the introduction of their products to these users. Responses from these companies have been favorable and will lead to a larger customer base.

The results of our pre-marketing survey established that the market was not well served. This information was obtained by test marketing reports and meetings with potential customers. This has convinced TVI that their timing in this market is opportune.

Research was also conducted on product performance with specific attention pertaining to competition, our products out perform the competitors in most aspects. These factors give the ability to leap the barriers to en ter and penetrate this market. The customer base will grow with direct proportion to the rate the company can grow to suit the needs of those customers.


Market Growth

Market review indicates that growth in plastic consumption is solid over the five years researched. The market size data shows the diversity of the market potential as well as the size of the opportunity.


Competition

Many competitive products have been evaluated in our laboratory and in the field by potential customers, and TVI's performance surpassed the competition's. Our products will have the competitive edge of performance and price, with special attention being paid to our technical support program, which builds brand equity among the customers.

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


Competative Advantages

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon re present the most widely recognized competition with our polymer technology; all are substantially larger in terms of financial, marketing and research and development resources. Dow Chemical purchased some of TVI's technology in 1998. Lucent Technologies has assigned the product the highest quality rating, after subjecting the product to a five year rating program. The application of the polymer technology in wallboard is still the only plastic in its field to pass certain fire codes for high rise buildings. Additionally, in other applications where the product is being tested, customers observed that TVI's polymer technology out performs the competition.

In regard of composite technology; the Company has been able to achieve the highest filler levels to obtain maximum specific gravity and has no competition. There is patent protection through a licensing agreement with DuPont Canada, as it pertains to fishing sinkers and lures. The Company's composite for bushings for copiers and fax machines provides the scenario that is extremely difficult if not impossible to reverse engineer. However, as the product becomes more technical compounders such as L&P and others exist and continue to develop, as does the Company.

Compounding, Specialty (Contract); in this market there are three distinct advantages, equipment, personnel and size. The equipment was selected to affect good dispersion in the proprietary polymer technology and composite technology. Company personnel and associations with consulting scientists and chemist enables it to work closely and co-operatively with customers to meet their needs. Company size allows it to direct immediate attention to existing and potential customers in a cost effective and timely manner.

Efforts are directed to "niche" markets where the following criterion is essential: fast turn around of small orders, equipment designed for ease of cleaning at minimum downtime and wastage, air cooled die heads for moisture sensitive materials, excellent dispersion of powders into the resins and nitrogen blankets for cooling in high humidity.



Backlog Information:


At June 30, 2001 there waS a backlog of orders totalling $112,562 US.





Item 2.  Properties


TVI currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $7,967 (Canadian) exclusive of real estate tax escalations. The current leases [2] expire on March 31, 2002.

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

At June 30, 2001 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the date of filing this report.








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
          Matters


Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau Incorporated, a registered securities association:

                 Quarter                  Low            High


                 June 1999              $0.105          $0.330

                Sept. 1999               0.125           0.330

                 Dec. 1999               0.115           0.250

                 Mar. 2000               0.130           0.840

                 June 2000               0.200           1.070

                Sept. 2000               0.180           0.300

                 Dec. 2000               0.050           0.215

                 Mar. 2001               0.050           0.080

                June  2001               0.040           0.075

                Sept. 2001               0.030           0.070



These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.



Holders:

As of June 30, 2001, there were approximately 1,000 shareholders of record.




Dividends:

To date no dividends have been paid to its shareholders. The Board of Directors of the Company will consider the payment of dividends when it deems it appropriate to do so, taking into account current and potential Federal and State regulatory restrictions, the Company's income and financial condition, economic conditions and other factors. However, no assurance can be given that dividends will ever be paid to shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources



GOING CONCERN (Note 1),   Significant operating losses have been sustained
since its inception and there is substantial doubt as to the ability to continue as a going concern. Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet the requirements and as a result additional financing is required.

During the year ended June 30, 2001, the operating loss was funded primarily by working capital provided by a Canadian Tax Refund, shareholder loans and an increase in accounts payable and accrued expenses. Continued operating losses and monthly debt service requirements hinders the ability to meet monthly cash flow requirements.

During fiscal 2001 tax refunds of $45,203 were received. A claim for fiscal 2001 of approximately $23,000 will be filed. The tax department has notified of their intent to audit all such claims submitted.

Two long term debt financing arrangements, Note 4, are in arrears, as such these debt's continue to be reflected as current liabilities on the June 30, 2001 balance sheet.

The long term debt in default, including both principal and accrued interest is as follows: ODC [formerly IOC] is $636,310 CND; FBX Holdings $202,056 CND. Debtor FBX Holdings, clearly understands the position and as such has verbally agreed to a moratorium on principal repayments until a financial position exists allowing a payment [s] or, alternatively, suggest an acceptable method[s] of settlement;

On April 9th, 2001 notification was received that the Ontario Development Corporation [ODC] had accepted, subject to the execution and delivery of definitive agreements, the offer to extinguish the ODC's investment in the Company's 70% owned subsidiary (Mortile). The offer to purchase the portfolio for an aggregate amount of $130,000. CND. The amount is payable as follows: $50,000 CND - 120 days from the closing under the definitive agreements and $80,000. CND - 245 days from the closing under the definitive agreement. The agreement sets out a first payment of $50,000 CND which is payable on October 23, 2001 and the final payment of $80,000 CND is due and payable on February 25, 2001. Additionally, interest of 8% per annum, calculated monthly, including default and judgement, until such time as actual payment plus interest is made. The purchase will be funded through investment in the company.

During fiscal year 2001, a total of 2,315,975 Restricted Common Shares, were issued. Eliminating $157,646 long term debt, $49,061 in principal and accrued interest of an 8% Debenture holder and, additionally, paying $32,072 in operating expenses.

Management does not consider these sources of funds (assuming the above tax refund claims are accepted) to be a long-term solution to financial needs and efforts are being made to complement these funds with additional debt or equity financing.

TVI continues to explore all opportunities in respect of it's financial requirements. Additionally, if it is deemed to be in the best interest of its stockholders, serious consideration will be given to raising additional funds through private or public equity issuance's in the future.

In this regard concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $225,000 US; additionally as part thereof, Non RedeemableWarrants of a three[3] year term, allowing the investor to purchase shares of the Corporation's Common Stock. In addition the offering provided for a subscription agreement and registration agreement.


Cash flow resulting from the debenture offering was used to reduce current trade payables and sustain on going operating expenses.

Accordingly the appropriate number of shares from the authorized and unissued shares of Common Stock for issuance (i) upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering and had prepared and filed with the Securities Exchange Commission, a Registration Statement on Form SB-2 to register the shares of the Corporation's common stock underlying the Debentures, Warrants and the shares of common stock issued for legal services rendered and for services rendered in relation to the private offering.

Conversion price of the debenture is equal to 75% of the "Market Price". "Market Price" being defined as the average of the closing bid prices of the Common Stock during the 10 trading days immediately preceding conversion, but not more than the "Fixed Conversion Price" which is defined as the 100% of the average of the closing bid price during the 10 trading days prior to the closing date ("Closing Price").

The Non Redeemable Warrants [ three year term] will allow the investor to acquire a number of shares equal to the total investment amount divided by the closing price multiplied by 10%; with an exercise price equal to the Fixed Conversion Price. Additional expenses associated with this transaction are as follows; finder's fee equal to 8% of gross proceeds raised or $18,400, legal expenses for both and of approximately`$15,000., payable on closing.

Should any Registration Statement filed relative to this offering not be effective within 120 days from the closing payment to the investor of 2% of the principal amount of the Debenture for each 30 day period thereafter [prorated for partial periods] until the registration statement is effective, becomes an obligation.

In that regard and and in accordance with the Private Offering, a Registration Statement on Form SB-2. was filed with the Securities Exchange Commission, on April 8, 1999. Additionally, in response to S.E.C. comments and in aggregate, 3 amendments were made to the Registration Statement Form SB-2, with the last amended filing being completed in April 2000. S.E.C. comments regarding the last filing were received in June 2000. At the date of this report no further amendments or responses have been filed and therefore the registration statement had not become effective and application for withdrawal has been completed.

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

Based on projections provided by existing customers, management expects increased sales in all areas of it's expertise, during fiscal 2002.

Additionally, on September 19, 2000 reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments, to take place over the next 30 - 60 days, one of which being a Definitive
Agreement to be concluded by no later than November 1, 2000.   Multi-Web
Lamination will survive as a corporation, as a wholly owned subsidiary of. Multi-Web currently has annual sales of $1 Million CND and is forecasting sales of $2 Million CND during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. . Talks with Multi-Web were put on hold during the final stages of negotiations with the Ontario Development Corporation, these talks have now resumed to explore the feasibility of a merger or strategic alliance. Multi-Web has sales of $1.5 million but is limited to the Canadian market due to the cost of raw materials in the USA.

Technical Venture's in co-operation with Multi-Web, manufacturers of CushionAir underlay, have an excellent opportunity to enter into this segment of the market with it's large potential for consumption of the unique underlay on offer from the new venture. Multi-web currently supplies large box stores like Home Depot, and has generated a lot of interest from the carpet industry.

Additionally, the patented rotary mould with it's well tested and proven benefits, offers a product destined to generate a great deal of market acceptance.

Multi-web is looking for resources to expand. The cross linked polyethylene product has superior attributes over urethanes and rubber under- cushion, the main competitors. The product contains no clay fillers or latex, nor is there any presence of cyanide or formaldehyde present in some products currently in use. Furthermore, after passing through the rotary mould, cushionaire has 280% more support capacity than the best high-end rebound product on the market. Cross linked polyethylene products are closed cell and therefore waterproof. This prevents the mildew and mold growth where moisture is present. The underlay will therefore not absorb excess carpet cleaning chemicals or spills as well as soiling.

Results of Operations - Comparison of Fiscal 2001 To Fiscal 2000:


For the fiscal year ending June 30, 2001, TVI incurred a loss of ($327,696) on net sales of $1,281,848 million. Net sales revenues decreased 6 % when compared to fiscal 2000. The majority decrease taking place in specialty compounding work, however, this decrease was partially offset by a major increase [116 %] in sales revenues from proprietary products. In comparison, fiscal 2000 incurred a loss of ($784,270) on net sales of $1,367,450.

Reflecting the extrordinary income of  tax refunds for Research
& Development, the operating loss becomes $372,556 in fiscal 2001. Similarly in fiscal 2000, reflecting the extraordinary tax refunds, the operating loss became $808,468.

Gross margins of $252,243 in fiscal 2001, as a percentage of net sales, decreased to 20 % from $311,174 or 23 % for the year ended June 30, 2000. The decline in gross margins is due in part to the mix of customers, with a major portion of the revenue earned in fiscal 2001 coming from clients for which the purchases the raw materials and compounding is provided, charging the client accordingly; margins for this segment of the business are lower because of very competitive circumstances and, as well, the increase in the company's proprietary products`sales.

Sales by geographic area for the fiscal year ended June 30, 2001 and 2000, in US$ are as follows:



Geographic Area                            2001                         2000


 United States                           $205,096                 $   73,801

 Canada                                   769,110                    964,611

 France                                   307,642                    329,038


                                       $1,281,848                 $1,367,450



Sales by product line for the fiscal year ended June 30, 2001 and 2000, in US$ are as follows:

Product Line                               2001                         2000

 Specialty Compounding                 $1,083,313                 $1,258,814
  (including Composite)

 Polymer Technology                       182,426                     98,618

 Miscellaneous                             16,109                     10,018


                                       $ 1,281,848                $1,367,450



Net sales revenues for the period ending June 30, 2001 and 2000 are catagorised as follows:



Category                                   2001                         2000


 Proprietary -Thermo Plastic             $       0                $    7,415

 Proprietary - Morfoam                     182,426                    91,203

 Compounding With Materials                650,985                   814,223

 Compounding Without Materials             432,328                   444,591

 Miscellaneous Without Materials            16,109                    10,018


                                        $1,281,848                $1,367,450

Administrative expense decreased $341,584 during fiscal 2001 to $245,693 as there was much less repetative expenses related to the search for financing and financial consulting which took place in fiscal 2000 and which had been compensated for by the issue of restricted common shares.


Financial and Interest Expense increased 4.5 % in fiscal 2001 when compared to those for the corresponding period of the previous year. The increase being attributable to a increase`in interest expense related to the company's debt.


R&D Expenses decreased $19,756 [25.4%] as resources were diverted to the manufacturing and sales effort required for the Company's products and services.


Selling expenses decreased by $15,346 [10 %] in fiscal 2001 over comparative fiscal 2000; as some US selling expenses were reduced.

With the intended acquisition or merger with  Multi-Web as detailed under
Item 6 - Liquidity and Capital Resources, additional sales revenue should result in the company's majority owned subsidiary Mortile Industries Ltd., as Mortile's new products and services compliments Multi-Web's existing product lines.

Customer projections for the current year anticipate a continued growth of sales revenues. Such growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.

The sales launch of the new product for the rubber and plastic industry commenced in early June of 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe. Although there has been widely accepted response to the product, actual sales had been nomimal, however a 115 % increase in
these revenues during fiscal 2001 occurred over fiscal 2000.   TVI enters its
current fiscal year with confidence, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products at satisfactory selling prices, thereby enabling growth and the ability to meet the anticipated demand for its products, although there can be no assurance of this.

The company has been involved over the last 14 months in a Research & Development program with foamed polyethylene's at densities between 1.5 lb. and 6 lb. per cubic foot. Although this technology has been used in the manufacturing of "Buns" for some time the objectives were to eliminate at least four [4] manufacturing steps and produce a finished part in a one step manufacturing process. For competitive reasons no in information will be made public until potential patent positions have been explored.

The first commercial production run was completed on October 10th, 2001 and it represents a milestone in company long term objectives. The success of this run is the result of many years of research and pilot production to prove the viability of the process which is a necessity of it's business objectives.

Additionally this success has resulted in a substantial market opportunity, which could generate revenues in excess of $2 M within the next twelve to fifteen months. Several other market opportunities of similar potential could be achieved.

Additionally this success has resulted in a substantial market opportunity, which could generate revenues in excess of $2 M within the next twelve to fifteen months. Several other market opportunities of similar potential could be achieved.






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




Item 7.  Financial Statements and Supplementary Data



See Part IV, Item 13 for Index to Consolidated Financial Statements and
Schedules.







Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures



         None

                                   -PART III-



Item 9.  Directors and Executive Officers of the Registrant


         The directors and officers at June 30, 1998 are as follows:


       Name                    Age                     Position with Company


   Frank Mortimer               62                     Director, President

   Bryan Carter                 80                     Director,
                                                       Vice President

   Larry Leverton               62                     Director, Secretary
                                                       Treasurer



Frank Mortimer has been President and a Director of since April 1986. He is also President of Fam Tile Restoration Services Ltd. ("FAM"), a company specializing in the restoration of acoustical ceilings. Fam is a wholly owned subsidiary of Mortile Industries Ltd.

From 1967 to 1982 Mr. Mortimer managed several export companies in South Africa. Mr. Mortimer is an associate member of the Institute of Materials Handling (London UK).


Bryan Carter has been a director of since April 1986. In 1982 he formed Bryan Carter and Associates, a firm which offers international consulting and marketing services to the plastics industry and small business.

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


Larry Leverton has been Secretary and Treasurer since April 1986. Since 1983 he has been president of L.R. Leverton Enterprises' Inc., a transportation consulting firm. In 1982 he was vice-president of Newman Harbour Terminals and Transportation.




Item 10 - Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $59,247, $61,085, $61,615 for the years ended June 30, 2001, 2000 and 1999, respectively. These amounts constituted Mr. Mortimer's sole compensations. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of received a total salary and bonus in excess of $100,000 during any of the three year period ended June 30, 2001.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table indicates the name of each person who is kown to be a beneficial owner of more than five-percent of its common stock as of June 30, 2001, the ownership of those persons on such date, and the stock ownership of all officers and directors of as a group. The address of all persons listed is in care of Technical Ventures.


                                  Number of Shares
Name of                           Beneficially                    Percent of
Beneficial Owner                      Owned (1)                  Common Stock


Frank Mortimer                       1,900,733 (2)                    7.1  %

L.R. Leverton Enterprises              591,448 (3)                    2.2  %

Bryan Carter                           165,000                        0.6  %

All Officers & Directors

As A Group                           2,657,181 (4)                   10.0  %




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






Compliance with Section 16(a) of the Securities Exchange Act of 1934


Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such executive officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish with copies of all Section 16(a) filings.


Based solely on review of the copies of such forms furnished and other information which has been made available to, management believes that during the year ended June 30, 2001. All Section 16(a) filing requirements applicable to the executive officers and directors and greater than ten-percent beneficial owners were complied with.

Item 12.  Certain Relationships and Related Transactions



During fiscal year 2001, a total of 2,315,975 Restricted Common Shares, were issued at an average selling price per share of $0.10 . The average market price per share being $0.15 as determined on the date of each transaction. The variance between the selling price and market price representing a 33% discount to the market price and were distributed as follows:


527,260 Restricted Common Shares were issued shareholders in exchange for services in the amount of $32,072, at a price per share equal to $0.06 .
In this instance the value of the consideration was known and the number of shares issued was based on a discount, to fair market value of the equity instrument, on the date of conversion;


1,313,715 Restricted Common Shares were issued for debt reduction. As such, the issue, at a price of $0.12 US per share eliminated a $157,646 long term liability. The value of the consideration being known, the number of shares issued was based on a discount, to fair market value of the equity instrument, on the date of consideration;


475,000 Restricted Common Shares were issued to a holder of one of the company's 8 % debentures. The holder agreed to convert both principal and accrued interest into shares at a price of $0.10 per share. Thereby eliminating $49,061 outstanding debenture principal and interest debt. The market value equity instrument [shares] on the date of issue was $0.07.


All of the shares indicated in the preceding information were issued in private transactions pursuant to Section 4(2) of the Securities Act Of 1933. Shares issued were in exchange for services provided based on the date of consideration for the debenture, service for an invoice provided and in consideration of debt owed to an existing shareholder.


All shares issued bore a Restrictive Legend restricting their transfer and may only be publicly traded when and if registered for sale by means of a duly processed registration, filed with the Securities And Exchange Commission;
or, alternatively, pursuant to Rule 144.


Due to the Restrictions of the instruments issued, the value of the shares issued, other than the debenture, is based on a discount of 30 - 40 % to the average market price on the date of the consideration.


The aggregate number of Restricted Common Shares issued to June 30 Th of
fiscal year 2001,   2,315,975.  The total number of shares issued and
outstanding 27,163,006.



Please reference the Company's Financial Statements for detailed information; Page F5 "Consolidated Statement Of Changes In Stockholders Deficiency" and Page F16,17 and F18, Financial Note 14, "Capital Stock".

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










                                                 TECHNICAL VENTURES INC.







Dated :   October 12, 2001                  By:  /s/Frank Mortimer
                                                Frank Mortimer, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:    October 12, 2001                  By:  /S/Frank Mortimer

                                                 Frank Mortimer, President
                                                 Principal Executive Officer
                                                 and Director





Dated:   October 12, 2001                   By:  /S/Bryan Carter

                                                 Bryan Carter, Vice President
                                                 Director





Dated:   October  12, 2001                  By:  /S/Larry Leverton

                                                 Larry Leverton, Secretary
                                                 Treasurer and Principal
                                                 Accounting Officer and
                                                 Director









                                  - 24 -
TECHNICAL VENTURES INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2001 AND 2000

TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

TECHNICAL VENTURES INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2000

TOGETHER WITH REPORT OF INDEPENDENT AUDITORS



                                TABLE OF CONTENTS




  Report of Independent Auditors                                        F - 2

  Consolidated Balance Sheets at June 30, 2001 and 2000                 F - 3

  Consolidated Statements of Operations for the years
  ended June 30, 2001, 2000 and 1999                                    F - 4

  Consolidated Statements of Changes in Stockholders' Deficiency
  for the years ended June 30, 2001,2000 and 1999                       F - 5

  Consolidated Statements of Cash Flows for the years ended
  June 30, 2001,2000 and 1999                                   F - 6 - F - 7

  Notes to Consolidated Financial Statements                   F - 8 - F - 25

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA



                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Technical Ventures Inc.

We have audited the accompanying consolidated balance sheets of Technical Ventures Inc. (incorporated in New York State) as of June 30, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for each of the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the years ended June 30, 2001,2000 and 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Toronto, Ontario                       /S/Schwartz Levitsky Feldman llp
October 12, 2001
1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)
                                                       2001            2000
                                                         $               $


			ASSETS

CURRENT ASSETS

  Cash                                                22,960           4,963
  Accounts receivable (note 3)                        94,127         135,538
  Inventory (note 4)                                  72,702          61,535


                                                     189,789         202,036



  DEPOSITS                                            46,213          14,710

  ADVANCES TO STOCKHOLDERS (note 5)                      -            51,632

  PROPERTY AND EQUIPMENT (note 6)                    114,964         132,571
























                                                     350,966         400,949

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)

                                                       2001            2000

                                                         $               $


                       LIABILITIES


CURRENT LIABILITIES

  Accounts payable and accrued expenses (note 7)     791,798         643,310
  Current portion of notes payable (note 8)          366,943         370,051
  Capital lease obligations (note 9)                  74,678          76,362
  Loans from private lenders (note 10)                66,925          61,718
  Current portion of loans from stockholders,
   unsecured, interest free (note 11)                270,263         198,006


                                                   1,570,607       1,349,447


LONG-TERM DEBT, net of current portion

  Convertible debentures (note 14 (h))               248,267         278,267
  Notes payable (note 8)                               -              36,693
  Loans from stockholders (note 11)                  122,344         254,205
  Other (note 12)                                     25,893          26,475


                                                     396,504         595,640


MINORITY INTEREST (note 13)                            -               -




                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 14)                              271,630         248,470

ADDITIONAL PAID IN CAPITAL (note 14)               5,342,204       5,126,586

ACCUMULATED OTHER COMPREHENSIVE INCOME (note 15)     327,035         310,124

DEFICIT                                          (7,557,014)     (7,229,318)


                                                 (1,616,145)     (1,544,138)


                                                    350,966         400,949





See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Operations
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                        2001            2000            1999

                                         $               $               $

NET SALES                           1,281,848       1,367,450       1,131,279

COST OF SALES                       1,029,605       1,056,276         763,922


GROSS MARGIN                          252,243         311,174         367,357


EXPENSES

 Administration                       245,492         587,059         690,672
 Interest and other                   180,630         172,847         197,466
 Research and development              57,961          78,285          80,498
 Selling                              139,975         154,654          90,746
 Contingent related legal
  expenses                                742         126,797           -


                                      624,800       1,119,642       1,059,382



LOSS BEFORE INCOME TAX RECOVERY     (372,557)       (808,468)       (692,025)


 Income tax recovery (note 16)         44,861          25,055           5,658


NET LOSS                            (327,696)       (783,413)       (686,367)



BASIC LOSS PER COMMON SHARE
 (note 17)                             (0.01)          (0.03)          (0.03)



FULLY DILUTED LOSS PER
 COMMON SHARE (note 17)                (0.01)          (0.03)          (0.03)


















See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                Common
                                Stock
                                Issued and                      Accumulated
                                outstanding                     Additional                      Other
                                Number of                       Paid in                         Comprehensive
                                Shares          Amount          Capital         Deficit         Income
                                                   $               $               $               $

Balance, June 30, 1998          14,711,341      147,113        4,056,744     (5,759,538)        306,571


Issued in exchange for
 services                        5,250,000       52,500          420,913           -               -

Issued for cash                    116,670        1,167           13,833           -               -

Issued for debt reduction        2,120,000       21,200          189,240           -               -

Issue of warrants (note 15(i))        -               -           21,733           -               -

Net loss                              -               -                -      (686,367)            -

Cumulative translation
adjustment                            -               -                -           -              6,748


Balance, June 30, 1999          22,198,011      221,980        4,702,463    (6,445,905)         313,319


Issued in exchange for
 services                        2,145,000       21,450          373,721         -                  -

Issued for debt reduction          504,020        5,040           50,402         -                  -

Net loss                                 -            -                -      (783,413)             -

Cumulative translation
 adjustment                              -            -                -         -               (3,195)


Balance, June 30, 2000          24,847,031       48,470        5,126,586    (7,229,318)          310,124

 Issued in exchange for
  services                         527,260        5,273           26,799         -                 -


 Issued for debt reduction       1,788,715       17,887          188,819         -                 -

 Net loss                            -              -              -          (327,696)            -

 Cumulative translation
  adjustment                         -              -              -             -                16,911


Balance, June 30, 2001          27,163,006      271,630        5,342,204      7,557,014          327,035



See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                        2001            2000            1999


                                         $               $               $



CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            (327,696)      (783,413)       (686,367)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:

  Depreciation                          23,633         29,410 `        30,079
  Gain on disposition of property
   and equipment                         -              -             (1,373)
  Discounts on convertible
   debentures [note 14(h)]               -              -              75,000
  Issue of Common Stock for
   compensation and finance charges      -            359,838         515,320
  Issue of Common Stock for Services    32,072         24,400          80,513
  (Increase) decrease in accounts
   receivable                           38,421       (12,615)         (6,035)
  Decrease in prepaid expenses           1,198           -               -
  Increase in inventory               (12,524)       (16,972)        (10,404)
  Increase (decrease) in accounts
   payable and accrued expenses        162,681        363,654       (101,661)


                                      (82,215)       (35,698)       (104,928)



CASH FLOWS FROM INVESTING ACTIVITIES

 Decrease (increase) in deposits      (33,025)         14,392         (2,472)
 Repayments by (advances to)
  stockholders                          50,494         10,723        (26,363)
 Property and equipment acquisition    (8,950)        (8,338)         (9,565)
 Proceeds from sale of property and
  equipment                               -               -             3,321


                                         8,519         16,777        (35,079)















See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                        2001            2000            1999
                                          $               $               $


CASH FLOWS FROM FINANCING ACTIVITIES

 Repayments of note payable
  to Cooper Financial Crop.           (32,352)        (23,430)       (26,960)
 Repayments of note payable
  to Dow Chemical Canada                -               -            (35,375)
 Repayments of capital lease
  obligations                           -               -               (718)
 Repayments of other loans
  payable                               -               -            (26,212)
 Proceeds from (repayments of)
  private lenders                       5,470           -            (14,061)
 Proceeds from (repayments of)
  stockholders' loans                 127,078          18,429         (9,352)
 Proceeds from issue of common
  stock for cash                        -               -              15,000
 Proceeds from issue of convertible
  debentures and warrants               -               -             225,000


                                      100,196         (5,001)         127,322


EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES                 (8,503)         15,002           8,963



NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE YEAR                   17,997        (8,920)         (3,722)


 Cash balance, beginning of year         4,963         13,883          17,605



 Cash balance, end of year              22,960          4,963          13,883



PAYMENTS MADE DURING THE YEAR
   FOR INTEREST                         17,504         15,923          19,745


INCOME TAXES PAID                         -              -               -



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

  b) Organization and Operations

     Mortile, a Canadian corporation, which was organized on February 12,1985, is involved primarily in the development and manufacture of plastic compounds. On April 14, 1986, the Company acquired all of the issued and outstanding common stock of Mortile. The Company's other two subsidiaries Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. are currently inactive.

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

  g) Fair Value Presentation

     The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  h) Concentration of Credit Risks

     The Company's receivables are unsecured and are generally due in 45 days. The Company's receivables do not represent significant concentrations of credit risk as at June 30, 2001 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

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

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

  o) Impairment

     The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist the assets will be written down to fair value, management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. As of June 30, 2001, management expects its long-lived assets to be fully recoverable.

  p) Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues. The adoption of this standard would not have a material impact on the company's financial position, results of operations or cash flows.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued statement No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133". SFAS No. 133, as amended, is effective for fiscal periods beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of this standard would not have a material impact on the company's financial position, results of operations or cash flows.

     In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31,2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. The adoption of this standard would not have a material impact on the company's financial position, results of operations or cash flows. This standard will be adopted in connection with an agreement between a debtholder and the company [see note 8 (i)].


3.      ACCOUNTS RECEIVABLE

                                                       2001            2000

                                                         $               $

        Accounts receivable                           94,127         135,538

        Less: Allowance for doubtful accounts          -               -


        Accounts receivable, net                      94,127         135,538

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




4.     INVENTORY

        Inventory at June 30, 2001 and 2000 are comprised almost entirely of raw materials.


5.     ADVANCES TO STOCKHOLDERS

       The advances to stockholders were unsecured, were non-interest bearing, were not subject to specified terms of repayments and were not expected to be collected before July 1, 2001.


6.     PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 2001 and 2000 are comprised as follows:

                                                        2001            2000

                                                          $               $


       Equipment under capitalized leasing
       arrangements                                   227,547         230,360
       Equipment                                      371,261         373,367
       Furniture and fixtures                          39,400          40,239
       Leasehold improvements                           4,626           4,217


                                                      642,834         648,183


       Less:  Accumulated depreciation                527,870         515,612



                                                      114,964         132,571



7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        2001            2000

                                                         $               $

      Trade payable                                   178,417         234,914
      Accrued expenses                                613,381         408,396


                                                      791,798         643,310

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




8.    NOTES PAYABLE
                                                       2001            2000
                                                        $               $

       Notes payable consist of the followings:

       Innovation Ontario Corp. ("I.O.C.")
        outstanding balance of $330,249,
        repayable in quarterly instalments of
        $20,675 including interest at 8%.
        The Company is in default and the entire
        balance is past due (i)                      330,249         337,699

       Cooper Financial Corp.'s note, repayable
        $3,150 monthly including interest at 10%,
        due August, 2002 (ii)                         36,694          69,045


                                                     366,943         406,744


       Less: Current portion                       (366,943)       (370,051)


                                                      -               36,693


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

    Interest in the amount of $90,034 has been accrued on the note payable based on the original loan depreciation table, even though no payments have been made with respect to the loan principal. This amount is being reflected on the financial statements in Accounts Payable and Accrued Expenses.

    On June 25, 2001, I.O.C. agreed, on the basis of two payments from the company totalling U.S.$86,000 (Canadian $130,000) plus interest by February 25, 2002, to discharge its security on its note and to assign its 15% interest in Mortile to Mortile for cancellation.

    In accordance with SFAS No. 140, this transaction would be treated as a sale and the resulting gain would be recorded in the fiscal year ending June 30, 2002 should the payments be made by February 25, 2002 and the company be released from its obligations.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




8.    NOTES PAYABLE   (cont'd)


      ii) In August 1999, the Company refinanced its obligation to Cooper Financial Corp. A refinancing charge was assessed, increasing the then outstanding principal balance of $91,208 to $95,999. The terms of the refinancing require 35 monthly payments of $3,150 including interest and a final payment of $954. Interest is at 10%

           Notes payable mature as follows:

           2002                                               $       366,943



9.    CAPITAL LEASE OBLIGATIONS

                                                        2001            2000

                                                         $               $

      Capital lease obligations consist of
      the following:

      Obligations under capitalized leasing
       arrangements, payable in monthly
       instalments of $9,981 net of amount
       representing interest of $2,790; the
       Company is in default and the entire
       balance is past due                            74,678          76,362



10.   LOANS FROM PRIVATE LENDERS

                                                        2001            2000

                                                          $               $

      Loans from private lenders are due on
       demand and consist of the following:

      Private investors:
       Interest free                                  16,925          11,718

      Unsecured demand loans:
       Interest at 10%                                25,000          25,000
       Interest free, convertible into
       50,000 shares of common stock                  25,000          25,000


                                                      66,925          61,718

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)



11.   LOANS FROM STOCKHOLDERS

      Loans from stockholders as at June 30, consist of the following:

                                  Current         Non-Current          Total
                                     $                 $                 $

 a) June 30, 2001

    Unsecured stockholders
    notes, loans and other
    payable balances:

    Subordinate to notes
    payable to Cooper
    Financial Corp. interest
    at the greater of
    prime or 10 %                     -               22,608          22,608

    Subordinate to note payable,
    I.O.C.                            -                2,018           2,018
    Interest free - notes and
     loans                         270,263              -            270,263
    Accrued compensation              -               97,718          97,718


                                   270,263           122,344         392,607


b)  June 30, 2000
    Unsecured stockholders notes,
    loans and other payable
    balances:
    Subordinate to notes payable
     to Cooper Financial Corp.
     interest at the greater
     of prime or 10 %                 -               23,118          23,118
    Subordinate to note payable,
     I.O.C.                           -               17,045          17,045
    Interest free - notes and
     loans                         198,006              -            198,006

    Accrued compensation              -              153,552         153,552


                                   198,006           254,205         452,211



c)  As at June 30, 2001 loans from stockholders mature as follows:


              2002                                           $       270,263
              2003                                                     -
              2004                                                    `-
              2005                                                     -
              2006                                                     -
              After 2006                                             122,344


                                                             $       392,607

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




12.	OTHER LOANS

                                                       2001            2000

                                                        $               $

	Other loans consist of the following:

	Unsecured loans, private investor,
        interest at 10%, not subject to specified
        terms of repayments                           25,893          26,475



13.	MINORITY INTEREST

        Innovation Ontario Corp. has a 30% interest in Mortile (see note 8). As Mortile was in a capital deficiency position as at June 30, 2001 and 2000, the minority interest was $nil as at June 30, 2001 and 2000.


14.	CAPITAL STOCK

	a)	Authorized

                 50,000,000   Common stock
                    $0.01 par value (note 14 (b))

            Issued                                    Shares          Amount
                                                                        $

              June 30, 2001                       27,163,006         271,630

              June 30, 2000                       24,847,031         248,470


b) On July 22, 1999, stockholders of the Company approved an amendment increasing the authorized common stock from 15,000,000 shares to 50,000,000 shares.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)



14.  CAPITAL STOCK   (cont'd)

     c) Common stock issued during the years ended June 30, 2001 and 2000 were as follows:

                                                                  Additional
                                                     Capital         paid in
                                       Number          stock         capital
                                                         $               $
     i.	During the year ended
        June 30, 2001, 527,260
        shares of common stock
        were issued for services
        rendered                      527,260         5,273           26,799

        During the year ended
        June 30, 2001, 1,313,715
        shares of common stock were
        issued in exchange for
        repayment of loans from
        stockholders of $157,646    1,313,715        13,137          144,509


        During the year ended
        June 30, 2001, convertible
        debentures of $30,000 plus
        interest were exchanged for
        475,000 shares of common
        stock                         475,000         4,750           44,310



                                    2,315,975        23,160          215,618


    ii. During the year ended
        June 30, 2000, 2,145,000
        shares of common stock
	were issued for services
        rendered                    2,145,000        21,450          373,721

	During the year ended
        June 30, 2000, 504,020
        shares of common stock
        were issued in exchange
        for repayment of loans
        from stockholders of
        $55,442                       504,020         5,040           50,402



                                    2,649,020        26,490          424,123



   iii. These issued shares of common stock were recorded at their fair market values on the dates of issuance.

    iv. The Company does not have a formal stock-based compensation plan. Stock-based compensation was negotiated on an individual basis.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




14.   CAPITAL STOCK   (cont'd)

   d) The Company concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of 8% Convertible Debentures in the aggregate of $225,000
      [see note 14 (h)]; additionally as part thereof, Non-Redeemable Warrants of a three year term [see note 14 (i)] allowing the investor to purchase shares of the Corporation's Common Stock.

      The SB-2 registration filed and prepared in accordance with this private offering has been withdrawn and may be reconsidered at a later date. However, purchasers of the convertible debentures may avail themselves of the conversion rights, acquiring our restricted common stock.

      Accordingly the Company has set aside the appropriate number of shares from the authorized and unissued shares of common stock for issuance upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

   e) The numbers of common shares reserved for convertible debt, stock purchase options and warrants are as follows:

                                                June 30,            June 30,
                                                  2001                2000

      For convertible debt                       50,000              50,000
      For common stock purchase options          50,000              50,000
      For convertible debentures              6,498,167           8,625,512
      For warrants                              127,840             127,840


                                              6,726,007           8,853,352


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




14.   CAPITAL STOCK   (cont'd)

   g) Convertible Debt

      Since January 27, 1990, the Company has outstanding a $25,000 principal amount promissory note which is payable upon demand of the holder thereof. Such note is convertible, at any time, at the option of the holder thereof, into 50,000 shares of the Company's common stock at the then fair market value of $0.50 per share.

   h) Convertible Debentures

      On February 8, 1999, the Company issued an aggregate of $225,000 of 8% convertible debentures. Interest on the debentures is payable quarterly and the principal on the debentures is due on January 31, 2002. From and after the time that such principal amount on the debentures shall have become due and payable (whether at maturity or by acceleration), interest shall be payable, to the extent permitted by law, at the rate equal to the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum rate permitted by law, on the entire unpaid principal amount of this debenture. Unpaid principal plus all accrued and unpaid interest and penalties on the debentures is convertible at a conversion price that is the lesser of $0.176 per share or 75% of the average closing bid price of the common stock on the 10 days prior to when a debenture is presented for conversion. Thus, the debentures are convertible into a minimum of 1,704,545 shares of common stock. In the event the registration statement covering the shares of common stock issuable upon conversion of the debentures is not declared effective by June 8, 1999, the Company shall pay to the holders of the debentures a penalty of one-fifteenth of one percent of the principal amount of the notes for each day beyond such date until such registration statement is declared effective. As at August 31, 2001, the said registration statement has not been declared effective. The Company has recorded the cost of the said penalty to June 30, 2001 in these financial statements as an interest and other expense.

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

      On March 27, 2001, $30,000 of convertible debentures, plus interest, were converted into 475,000 shares of common stock of the company.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




14.	CAPITAL STOCK   (cont'd)

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


15.	COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of January 1, 1999 which requires standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net loss or total stockholders' deficiency. The components of comprehensive loss are as follows:

                                                        2001            2000

                                                          $               $

        Net loss                                    (327,696)       (783,413)
        Other comprehensive income:
        foreign currency translation adjustments      16,911          (3,195)



        Comprehensive loss                          (310,785)       (786,608)

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15.    COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE INCOME (cont'd)

    The components of accumulated other comprehensive income as at June 30, 1999, 2000 and 2001 are as follows:

    Accumulated other comprehensive income, June 30, 1998     $       306,571
    Foreign currency translation adjustments
    for the year ended June 30, 1999                                    6,748

    Accumulated other comprehensive income,
     June 30, 1999                                                    313,319

    Foreign currency translation adjustments
     for the year ended June 30, 2000                                 (3,195)


    Accumulated other comprehensive income,
     June 30, 2000                                            $       310,124

    Foreign currency translation adjustments
     for the year ended June 30, 2001                                  16,911


    Accumulated other comprehensive income,
     June 30, 2001                                            $       327,035


    The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars is done only for the convenience of the reader as disclosed in note 2 (l).


16. INCOME TAXES

    During the year ended June 30, 2001, the Company received $22,906 and $22,297 respectively from research and development refundable tax credits claims filed for the years ended June 30, 1999 and 2000. A claim for approximately $23,000 will be filed for 2001. It is anticipated that the claim for 2001 will be subject to audit and there can be no assurance that the amount claimed will be honoured. Consequently, the Company does not record the benefits of this claim until it is received.

    Recovery of income taxes for the year ended June 30, 2001 consists entirely of a current recovery of Canadian income taxes resulting from the aforementioned tax refund received in the year.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)





16.   INCOME TAXES (cont'd)

      The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 2001.

					U.S.		State &
                                        Federal         Local         Foreign
                                        at 34%          at 8.5%        at 43%
                                           $               $              $

      Loss carry forwards              772,000         193,000        158,715
       Credits carry forwards:
        Non-refundable credits           -               -              2,897
        Refundable credits               -               -             23,000
       Valuation allowance           (772,000)       (193,000)      (184,612)


                                         -               -              -


Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarized as follows:


                                                                     Foreign
                                                                  Research &
 Expiring               Net Operating Loss Carry forward         Development
 June 30,           US Federal   State & Local     Foreign       Tax Credits
                         $             $              $               $

 2002                 225,000       225,000           -             1,018
 2003                  21,000        21,000        43,024           1,889
 2004                 150,000       150,000        90,097             -
 2005                 102,000       102,000         -                 -
 2006                  90,000        90,000         -                 -
 Thereafter         1,684,000     1,684,000       235,983             -


 TOTAL              2,272,000     2,272,000       369,104           2,907

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




17.   NET LOSS PER COMMON STOCK

      Net loss per share has been calculated as follows:

                                   2001            2000            1999

                                     $               $               $


Basic loss per share:

  Net loss per common stock     (327,696)       (783,413)      (686,367)

  Weighted average number of
  shares of common stock
  outstanding                  26,313,152      23,580,902     20,237,097


  Net loss per share of
   common stock                  (0.01)          (0.03)          (0.03)


Diluted loss per share:

 Net loss per common stock     (327,696)       (783,413)      (686,367)
  Interest on dilutive
   convertible debt                -               -              -
  Interest on dilutive stock
   purchase options                -               -              -
  Interest on dilutive
   convertible debentures          -               -              -
  Interest on dilutive warrants    -               -              -


  Net loss attributable to
   common stock assuming
   dilution                    (327,696)       (783,413)      (686,367)


  Weighted average number of
   shares of common stock
   outstanding                26,313,152      23,580,902     20,237,097

   Assumed conversion of
    dilutive convertible debt     -               -             -
   Assumed conversion of
    dilutive stock
    purchase options              -               -             -
   Assumed conversion of
    dilutive convertible
    debentures                    -               -             -
   Assumed exercise of
    dilutive warrants             -               -             -


   Weighted average number of
    shares of common stock
    outstanding, assuming
    dilution                 26,313,152       23,580,902    20,237,097



   Net loss per share of
    common stock assuming
    dilution                     (0.01)           (0.03)        (0.03)

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




18.     FOREIGN OPERATIONS

The following table summarizes certain information regarding the Company's US and Canadian operations for the years ended June 30, 2001, 2000 and 1999:

                                   US                Canadian    Consolidated
                                    $                    $            $
Year ended
June 30, 2001
Revenue from
unaffiliated
customers                           -               1,281,848       1,281,848


Loss from operations         (216,007)              (111,689)       (327,696)


Identifiable assets at
 end of year                        -                 350,966         350,966


Year ended June 30, 2000
Revenue from unaffiliated
 customers                          -               1,367,450       1,367,450


Loss from operations         (624,961)              (158,452)       (783,413)


Identifiable assets at
 end of year                        -                 400,949         400,949


Year ended June 30, 1999
Revenue from unaffiliated
 customers                          -               1,131,279       1,131,279


Income (loss) from
 operations                  (721,158)                 34,791       (686,367)


Identifiable assets
 at end of year                     -                 431,351         431,351

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




19.  MAJOR CUSTOMERS

     One customer accounted for 50% and 56% of the Company's consolidated revenues for fiscal 2001 and 2000, respectively; another customer accounted for 23% and 45% of consolidated revenues for these respective periods.

     The loss of one or more of these customers would have a detrimental effect on the Company's operating results.


20.  CONTINGENT LIABILITY

     The Company is contingently liable under a breach of secrecy agreement, fiduciary duty and misuse of confidential information lawsuit by one of its customers. Management of the Company is of the opinion that this legal action will not materially affect the Company's financial position, results of operations or cash flows. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the Company for the resolution of this lawsuit, they will be charged to the operations of the year in which such expenditures are incurred.


21.  ACQUISITION - LETTER OF INTENT

     On October 1, 2000, the Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. Subsequently, both parties agreed to postpone the closing date and currently negotiations are still on-going. This acquisition, if completed, will be accounted for as a purchase. The acquire company is a manufacturer of industrial products compatible to the Company's operations.


22.  RELATED PARTY TRANSACTIONS

     For the year ended June 30, 2001, 2,238,715 common shares were issued to the Company's stockholders for services rendered and debt reduction.
     For the year ended June 30, 2000, 2,649,020 common shares were issued to the company's stockholders for services rendered and debt reduction.

     The Company has recorded these shares at fair market value with a corresponding charge to expenses for the difference between the fair market value and the issuance price.


23.  LEASES

     At June 30, 2001, under a real property lease classified as an operating lease, which expires in March, 2002, the Company's future annual minimum rental payments (excluding real estate taxes) are as follows:

     2002                                                     $       47,452



     Rent expense was $62,879, $63,526 and $49,965 for 2001, 2000 and 1999
     respectively.