Form 10QSB
period 2001-09-30
TECHNICAL VENTURES INC
filed 2001-11-09
CIK 788340

Form 10 -QSB

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

   [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

              For The Quarterly Period Ended September 30, 2001


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

                       YES     X              NO

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 2001.

            27,163,006 shares of common stock,  $.01 par value
______________________________________________________________________________

                                                          Page 1 of 20 Pages

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                               (Notes 1,and 2)







                                               September  30,        JUNE 30,
                                                   2001                2001
                                                NOT AUDITED           AUDITED



                      ASSETS


CURRENT ASSETS

 Cash                                             $6,618             $22,960
 Accounts Receivable                             171,604              94,127
 Inventory (Note 3)                               63,807              72,702



      TOTAL CURRENT ASSETS                       242,029             189,789


OTHER ASSETS

 Deposits                                         44,567              46,213



 PROPERTY AND EQUIPMENT,  at cost, net of
  accumlated depreciation of $512,481
  at Sep. 30,2001 and $513,591 at
  Sep. 30, 2000                                  103,820             114,964




            TOTAL ASSETS                        $390,416            $350,966

                                               September 30,        June   30,
                                                   2001                2001
                                                NOT AUDITED           AUDITED




                   LIABILITIES


CURRENT LIABILITIES

  Accounts payable and accrued expenses          $846,200            $791,798
  Current Portion Of Notes Payable (Note 4)       347,730             366,943
  Capital lease obligations  (Note 4)              71,625              74,678
  Loans From Private Lenders                       66,233              66,925
  Current Portion of Loan From Shareholders,
    Unsecured,                                    254,793             270,263


            TOTAL CURRENT LIABILITIES           1,586,581           1,570,607



LONG-TERM LIABILITIES, net of current portion:

  Convertible Debentures                          248,267             248,267
  Shareholders                                    113,823             122,344
  Other                                            24,835              25,893

                                                  386,925             396,504

MINORITY INTEREST                                       -                   -




           STOCKHOLDERS' DEFICIENCY

Common stock, $.01 par value, 50,000,000
 shares authorized (Note 6):
 Issued and outstanding, 27,123,006 at
 September 30, 2001 and June 30, 2001            $271,630            $271,630

Additional Paid in capital(Note 6):             5,342,204           5,342,204


ACCUMULATED OTHER COMPREHENSIVE INCOME            362,277             327,035

Deficit                                        (7,559,201)         (7,557,014)

Total Shareholders' deficiency                 (1,583,090)         (1,616,145)


                                                 $390,416            $350,966



See Notes To Condensed Consolidated Financial Statements










                                    (2)

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES


               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)




                                                      THREE MONTHS ENDED
                                                        SEPTEMBER  30,
                                                   2001                2000


SALES                                            $323,340            $276,806

COST OF SALES                                     230,121             218,662

GROSS MARGIN                                       93,219              58,144


EXPENSES

 Administration                                    31,518              52,978
 Interest And Other                                21,580              47,421
 Research & Development                            14,816              14,629
 Selling                                           27,492              28,215
 Contingent Related Expense                                               714



                                                   95,406             143,957





NET LOSS                                          ($2,187)           ($85,813)



BASIC LOSS PER COMMON SHARE                        ($0.00)             ($0.00)



FULLY DILUTED LOSS PER COMMON SHARE                ($0.00)             ($0.00)



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING FOR THE PERIOD       27,163,006          25,340,923




See notes to condensed consolidated financial statements.








                                    (3)

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES


    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     (Amounts Expressed In U.S. Dollars)
                                 Not Audited

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2000     24,847,031     248,470     5,126,586    (7,229,318)     310,124



Issued For Services           77,260         773         8,499

Issued For Debt
 Reduction                 1,313,715      13,137       144,508


Net Loss                                                            (85,813)

Cumulative Translation
 Adjustment                                                                       13,199



Balance, September 30,
 2000                     26,238,006     262,380     5,279,593   (7,315,131)     323,323





Balance June 30, 2001     27,163,006     271,630     5,342,204   (7,557,014)     327,035








Net Loss                                                             (2,187)

Cumulative Translation
 Adjustment                                                                       35,242



Balance, September 30,
 2001                    27,163,006     271,630     5,342,204    (7,559,201)     362,277







See notes to consolidated financial statements






                                    (4)

PART 1 FINANCIAL INFORMATION                   ITEM 1 - FINANCIAL STATEMENTS

                  TECHNICAL VENTURES, INC. AND SUBSIDIARIES


                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Amounts Expressed in U.S. Dollars)
                                Not Audited


                                                      FISCAL PERIOD ENDED
                                                         SEPTEMBER  30
                                                     2001             2000


CASH FLOW FROM OPERATING ACTIVITIES:

  Net Loss                                        ($2,187)         ($85,813)

  Adjustment to reconcile net loss to net cash used by operating activities:

   Depreciation and amortization                    6,188              5,841

   Issue of Stock For Services                                         9,271


   (Increase) Decrease in accounts receivable     (81,325)            45,636
   (Increase) Decrease in Prepaid Expenses           (561)
   (Increase) Decrease in inventory                 5,923              9,575
   Increase (Decrease) in accounts payable and
    accrued expe                                   86,767             27,921

                                                   14,805             12,432

CASH FLOW FROM INVESTING ACTIVITIES:

   (Increase) Decreases In Deposits                   318            (35,985)
   (Increases) Decreases In Advances To
    Stockholders                                                      (1,277)
   Property & Equipment Acquisition                   255             (1,034)


                                                      573            (38,296)



CASH FLOWS FROM FINANCING ACTIVITIES


  Repayments of note payable to Cooper Financial   (5,712)            (7,789)


  Proceeds from (repayments of) Stockholders'
   loans                                           (7,943)           104,570




                                                  (13,655)            96,781



EFFECT OF EXCHANGE RATE ON CASH                   (18,065)            (4,521)



NET INCREASE (DECREASE) IN CASH BALANCE
 FOR THE PERIOD                                   (16,342)            66,397


 Cash Balance, begining of period                  22,960              4,963

 Cash Balance, end of period                       $6,618            $71,360





PAYMENTS MADE DURING THE PERIOD FOR INTEREST       $5,075             $3,523


NON CASH FINANCING ACTIVITIES
 (Issue of Shares Reducing Debt)                        -           $157,645





See notes to condensed consolidated financial statements.



                                    (5)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT SEPTEMBER 30, 2001 (NOT AUDITED)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

     a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2001.



     b)  Principals Of Consolidation

         The consolidated financial statements include the accounts of Technical Ventures Inc. ("TVI") and its majority-owned subsidiaries, Mortile Industries Ltd., ("Mortile"), Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.



     c)  Accounting Changes

         In June 1998, the Financial Accounting Standards Board [FASB] issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the financial statements.



     d)  Foreign Currency Translation:

         Mortile maintains its books and records in Canadian dollars. Foreign currency transactions are reflected using the temporal method. The translation of the financial statements of the subsidiary from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been or could be realized at the conversion




                                    (37)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT SEPTEMBER 30, 2001 (NOT AUDITED)



NOTE 1:  (cont'd)



     rates. Adjustments resulting from the translation are included in the accumulated comprehensive income in stockholders' deficiency.



     e)  Fair Value Presentation:

         There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at September 30, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.



     f)  Net Income (Loss) Per Share:

         Basic net income (loss) per share is computed based on the average number of common shares outstanding during the period. Fully diluted net income (loss) per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in any income. Such securities or contracts are not considered in the calculation of diluted income per share if the effect of their exercise or conversion would be antidilutive.



     g)  Stock Based Compensation:

         In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method.
         SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The disclosure provisions of SFAS No. 123 has been adopted.



                                    (7)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT SEPTEMBER 30, 2001 (NOT AUDITED)



NOTE  2:  GOING CONCERN

          Significant operating losses have been sustained since inception and there is substantial doubt as to the ability to continue as a going concern. Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. As a result there is need of additional financing. No adjustment has been made to the value of assets in consideration of the financial condition.





NOTE 3:   INVENTORY:



          Inventory is comprised of the following:



                                                 Sept. 30,       June. 30,
                                                      2001            2001



              Raw Materials                        $63,807         $72,702












NOTE  4:  LONG TERM DEBT:

          At September 30, 2001 a note payable to Ontario Development Corporations [I.O.C.] and a lease payable to FBX Holdings Inc. were in default. Although the respective creditors have not called the obligations, payments are due on demand and accordingly the balances are reflected on the September 30, 2001 balance sheet as current liabilities. On June 25, 2001, O.D.C.[I.O.C.] agreed, on the basis of two payments from the company totalling U.S.$86,000 (Canadian $130,000) plus interest by February 25, 2002, to discharge its security on its note and to assign its 15% interest in Mortile to Mortile for cancellation.

          In accordance with SFAS No. 140, this transaction would be treated as a sale and the resulting gain would be recorded in the fiscal year
          ending June 30, 2002 should   the payments be made by February 25,
          2002 and the company be released from its obligations.


          In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation, is guaranteed by a stockholder. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At September 30, 2001 the new loan provisions of $3,150 payments, monthly, have been maintained; with a payable balance of $30,981 US. Interest charged is 10% per annum calculated over a period of 35 months.






                                    (8)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT SEPTEMBER 30, 2001 (NOT AUDITED)



NOTE  5:  CONTINGENT LIABILITY AND RELATED COSTS:



          Contingent liability under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. Company's attorneys are of the opinion that's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses. However, legal and any other related costs incurred, are reflected for any contingencies, as a charge to operations for the year in which the expenditures are determined.



NOTE 6:   COMMON SHARES

          Common shares have been issued in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date. The shares issuance's for the three months ended September 30, 2001 are summarized as follows:


Nature Of     Number of      Paid Up        Additional    Issue     Subscription
Payments      Shares         Capital        Paid In       Expense   Proceeds       Expense
                                            Capital

None                  -            -                 -          -             -          -



TOTALS                -            -                 -          -             -          -




          The share issuance's for the three months ended September 30, 2000 are summarized as follows:


Nature Of     Number of      Paid Up        Additional    Issue     Subscription
Payments      Shares         Capital        Paid In       Expense   Proceeds       Expense
                                            Capital

In Exchange
For Loans
& Accounts
Payable       1,390,975       13,910          153,007                 166,917           -



TOTALS        1,390,975       13,910          153,007                 166,917           -             -          -





                                    (9)

                TECHNICAL VENTURES INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT SEPTEMBER 30, 2001 (NOT AUDITED)



NOTE 7:	MAJOR CUSTOMERS



        Four customers accounted for 88 % of consolidated net revenues for the three month period of fiscal 2002, ending September 30, 2001 and for the corresponding period of fiscal 2001, 78 % of consolidated revenues were accounted for by two customers. The loss of one or more of these customers would have a detrimental effect on operating results.















NOTE 8: ACQUISITION LETTER OF INTENT


        On October 1, 2000, the company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock at fair market value, on the date of closing. Subsequently, both parties agreed to postpone the closing date and currently, negotiations are still on-going. This acquisition, if completed, will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to current company operations.










                                    (10)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first three months of fiscal 2002 the company incurred an minimal operating loss of ($2,187), on net sales revenues of $323,340. Operations were funded by accounts receivable, and an increase in accounts payable.


TVI's foreign subsidiary, Mortile Industries, had an income of $20,546, however, administrative and financial expenses incurred by TVI of $22,733 produced the consolidated loss of ($2,187).


Two of the Company's long term debt financing arrangements, [Note 4], are in arrears, as such these debt's continue to be reflected as current liabilities on the September 30, 2001 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC [formerly IOC] is $404,763;
FBX Holdings $128,002.   Debtor FBX Holdings clearly understands the Company's
financial position and as such has verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.



The Ontario Development Corporation [ODC] accepted, and delivered definitive agreements, relative to the Company's offer to extinguish the ODC's investment in the Company's 70% owned subsidiary (Mortile). The Company has offered to purchase the portfolio for an aggregate amount of $130,000. CAD. The amount is payable as follows: $50,000 CAD - 120 days from the closing under the definitive agreements and $80,000. CAD - 245 days from the closing under the definitive agreement. Additionally, interest of 8% per annum, calculated monthly, including default and judgment, until such time as actual payment plus interest is made. The purchase will be funded through investment in the company. [Note 4 & Note 8]


A income tax claim relative to R&D expenses will be filed for fiscal 2001 of approximately $23,000. The tax department has expressed their intent to audit all such claims submitted.




                                    (11)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001



Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is anticipated that cash flows from operations in the immediate future will be minimally sufficient to meet the Company's requirements, however, there can be no assurance of this and in order that current operations, continued development and growth be sustained, there is, therefore, the need of additional financing, which is currently being sought.


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



In that regard, in March 2001 an agreement was reached with one holder of the above referenced debentures. The holder agreed to convert the debenture and all accrued interest to 475,000 Restricted Common Shares of the company. The debenture holder, an existing stockholder of the company, did not wish to exercise the warrant option attached to the debenture, at that time. The price per share agreed upon was $0.10 per share. Fair market value per share on the date of consideration was $0.07 per share.


TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.


Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.



The new foaming product's introduction to many potential customers, could necessitate, should sales efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30% and consideration of




                                    (12)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001



acquiring additional manufacturing equipment necessary to performing a relative manufacturing function in house, rather than contracting the work to an outside firm.

On September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments which were to take place over the next 30 - 60 days, one of which being a Definitive Agreement was to be concluded by no later than November 1, 2000. Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CAD and is forecasting sales of $2 Million CAD during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. Talks with Multi-Web were put on hold during the final stages of negotiations with the Ontario Development Corporation, these talks have now resumed to explore the feasibility of a merger or strategic alliance. Multi-Web has sales of $1.5 million but is limited to the Canadian market due to the cost of raw materials currently purchased in the USA.


Technical Venture's in cooperation with Multi-Web, manufacturers of CushionAir underlay, have an excellent opportunity to enter into this segment of the market with it's large potential for consumption of the unique underlay on offer from the new venture. Multi-web currently supplies large box stores like Home Depot, and has generated a lot of interest from the carpet industry.

Additionally, the patented rotary mould with it's well tested and proven benefits, offers a product destined to generate a great deal of market acceptance.

Multi-web is looking for resources to expand. The cross linked polyethylene product has superior attributes over urethanes and rubber under-cushion, the main competitors. The product contains no clay fillers or latex, nor is there any presence of cyanide or formaldehyde present in some products currently in use. Furthermore, after passing through the rotary mould, cushionaire has 280% more support capacity than the best high-end rebound product on the market. Cross linked polyethylene products are closed cell





                                    (13)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001


and therefore waterproof. This prevents the mildew and mold growth where moisture is present. The underlay will therefore not absorb excess carpet cleaning chemicals or spills as well as soiling.


At September 30, 2001, the Letter of Intent remains effective and negotiations have resumed until such time as evaluations are completed and results deemed acceptable. At the date of this report the status remains the same, however, it is anticipated that the matter will proceed or be rejected by the end of December 2001.



Results of Operations:


Net sales revenues for the first three months of fiscal 2002 increased 17 % to $323,340 from $276,806, when compared to those for the corresponding period of the previous year. The majority increase taking place in proprietary foaming agents and thermoplastics.


Comparative gross margins, as a percent of revenue, increased to 29% from 21%. for the three month period. This improvement is primarily based on increased pricing for polymer products and specialty compounding service [excluding the provision of materials] and improved manufacturing processes.


Total expenses declined by $48,551 to $95,406, from $143,957 for the corresponding period of the previous year. The majority of decline due to reduced administration and financial expenses of $53,098, in aggregate, as compared to $100,399 for the corresponding period of the previous year.


Net Sales, generated by TVI's foreign operations [Mortile Ind.], by product line, for the three month period ended September 30, 2001 and 2000, in US$ are as follows:



 Product Line                       2001                    2000


  Specialty Compounding           $210,343                $ 250,781
   (including Composite)

  Polymer Technology               109,090                   25,125

  Miscellaneous                      3,907                      900


                                  $323,340                 $276,806


TVI continues to develop and market the specialty compounding, with this segment representing 65 % of total revenues during the first three months of fiscal 2002.








                                    (14)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001



There have been some decreases in this area of the company's business in the year to date, stemming from several existing customers.

Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.


Net sales revenues, generated by TVI's foreign operations [Mortile Ind.], for the period ending September 30, 2001 and 2000 are categorized as follows:


 Category                                     2001                   2000

  Proprietary -Thermo Plastic              $ 44,932               $     0

  Proprietary - Morfoam                      64,158                26,338

  Compounding Incl. Materials               115,629               117,846

  Compounding Excl. Materials                94,714               131,722

  Miscellaneous Without Materials             3,907                   900


                                           $323,340              $276,806




Administrative expenses decreased 41 % or $21,460, when compared to those for the corresponding three month period of the previous year as administrative expense arose on the issue of common stock in fiscal 2001.


Financial expenses decreased $25,841 when compared to those for the corresponding three month period of the previous year, as expenses such as accrued interest declined due to reduction of debt through the issue of stock in the previous year and the reduction in ODC/IOC, stockholder interest and as well, improved foreign exchange expense.


R&D expenses increased minimally when compared to those for the corresponding period of the previous year and selling expenses remained constant when compared to the previous corresponding period.

Potential customers that have completed their testing, advise that the Company's foaming products are the product of choice, in that regard; a major international toy manufacturer, a plastic crate and skid manufacturer, as well, manufacturers in the construction and marine industries, with applications for plastic wood, decorative trim and marine plywood. Sales revenue in this product have more than doubled over the corresponding period of the previous year and future sales appear even more promising.




                                    (15)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001


The foaming products are for the plastics and rubber industry, and are a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent.


A development program, noted in the March 31, 2001 report, has been entered into to develop products based on cross-linked polyolefins for injection moldings parts for a wide market opportunity. Finished products could be supplied to markets as diversified as automotive and to the high volume commodity markets. In all cases RVI will be supplied compounded materials for injection molding into finished products. It is not possible at this stage to estimate what revenues would flow from this venture, and they can only be factored in after a detailed business plan has been generated by both parties to the agreement.


This program has not progressed as anticipated and is still being discussed between the participants.


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


The first commercial production run was completed on October 10th, 2001 and it represents a milestone in company long term objectives and a second order was received on October 24, 2001. The success of this run is the result of many years of research and pilot production to prove the viability of the process which is a necessity of it's business objectives.





                                    (16)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001



Additionally this success has resulted in a substantial market opportunity, which could generate revenues in excess of $2 M within the next twelve to fifteen months. Several other market opportunities of similar potential could be achieved.













At September 30, 2001 there was a back log of orders totaling $86,408 .













Forward Looking Statements:





This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


























                                    (17)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001




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


The claims allege breach of secrecy agreements, fiduciary duty and misuse of Endex confidential information. The Plaintiffs are seeking CAD $10 Million compensatory damages, further punitive damages of CAD $1 Million and interlocutory and permanent injunctions.


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


AT SEPTEMBER 30, 2001 NO FURTHER DIRECTION HAD BEEN RECEIVED BY THE COMPANY'S COUNSEL AS TO WHEN THE MATTER MIGHT PROCEED TO TRIAL NOR HAD ANY DIRECTION BEEN RECEIVED AT THE TIME OF FILING THIS REPORT.





                                    (18)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS







		None



















ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K





		(a)    Exhibits - none





		(b)   Reports   - none



















                                    (19)

                 Technical Ventures Inc. And Subsidiaries
       Report 10 QSB For The Financial Period Ending September 30,2001









                                 SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                              TECHNICAL VENTURES INC.






Date:  November  9, 2001                      By: /S/Frank Mortimer

                                                  Frank Mortimer, President
                                                  and Chief Executive Officer






Date:  November  9, 2001                      By: /S/Larry Leverton

                                                  Larry Leverton
                                                  Chief Financial Officer


















                                    (20)