Form 10QSB
period 2002-02-12
TECHNICAL VENTURES INC
filed 2002-02-13
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND
   `                         EXCHANGE ACT OF 1934

               For The Quarterly Period Ended December 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                      Commission File Number 33-2775-A


                            TECHNICAL VENTURES INC.
_____________________________________________________________________________
      (Exact Name of Small Business Issuer As Specified In Its Charter)



New York                                                        13-3296819
_____________________________________________________________________________
(State Or Other Jurisdiction Of                           (I.R.S. Employer
 Incorporation Of Organization)                            Identification No.)




     3411 McNicoll Avenue, Unit 11, Scarborough, Ontario, Canada M1V 2V6
_____________________________________________________________________________
                 (Address of Principal Executive Offices, Zip Code)




 Issuer's Telephone Number, Including Area Code              (416) 299-9280
_____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
  Report)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                         YES   X                 NO



Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of December 31, 2001.


                27,163,006 Shares Of Common Stock, $.01 Par Value
_____________________________________________________________________________

                                                          Page 1 of  18 Pages


PART 1 FINANCIAL INFORMATION                      ITEM 1 FINANCIAL STATEMENTS




                 CONSOLIDATED BALANCE SHEETS [ Notes  1 and 2 ]




                ASSETS


                                      December 31, 2001         June 30, 2001
                                         Not Audited               Audited


CURRENT ASSETS

Cash                                          $6,817                $22,960
Accounts Receivable                          103,946                 94,127
Inventory                                     57,975                 72,702

TOTAL CURRENT ASSETS                         168,738                189,789



OTHER ASSETS

Deposits                                      44,191                 46,213

PROPERTY AND EQUIPMENT, at cost, net
 of accumulated depreciation of $513,245
 at Dec. 31, 2001 and $527,870 at
 June 30, 2001                                97,764                114,964



TOTAL ASSETS                                $310,693               $350,966


















               CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]


               LIABILITIES             December 31, 2001         June 30,2001
                                          Not Audited              Audited


CURRENT LIABILITIES

Accounts Payable And Accrued
 Expenses                                   $795,934               $791,798
Current Portion of Notes Payable
 (Note 4)                                    339,072                366,943
Capital Lease Obligations (Note 4)            70,981                 74,678
Loans From Private Lenders                    66,087                 66,925
Current Portion of Loan From
 Stockholders, Unsecured, Interest Free      273,798                270,263

Total Current Liabilities                  1,545,872              1.570,607


LONG-TERM LIABILITIES, net of
 current portion

Convertible Debentures                       248,267                248,267
Shareholders                                 110,602                122,344
Other                                         24,611                 25,893

                                             383,480                396,504


MINORITY INTEREST                                  -                      -


STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):

Issued and outstanding, 27,163,006
 at December 31, 2001 and June 30, 2001
                                             271,630                271,630

Additional Paid in Capital (Note 6):
                                           5,342,204              5,342,204

ACCUMULATED OTHER COMPREHENSIVE INCOME       370,496                327,035

Deficit
                                          (7,602,988)            (7,557,014)

Total Stockholders' Deficiency            (1,618,659)            (1,616,145)


                                            $310,693               $350,966


See Notes To Condensed Consolidated Financial Statements


                                     ( 2 )



PART 1 FINANCIAL INFORMATION                     ITEM 1 FINANCIAL STATEMENTS


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (NOT AUDITED)


                                         Six Months Ended    Six Months Ended
                                         December 31, 2001   December 31, 2000


SALES                                          $547,666           $685,020


COST OF SALES                                   399,805            533,346


GROSS MARGIN                                    147,861            151,674



EXPENSES

 Administration                                  48,852            122,487
 Interest and Other                              60,152             91,948
 Research & Development                          30,653             28,581
 Selling                                         54,178             72,058
 Contingent Related Expense                                            742

                                                193,835            315,816


LOSS BEFORE INCOME TAX RECOVERY                 (45,974)          (164,142)


Income Tax Recovery                                                  5,556


NET LOSS                                       ($45,974)         ($158,586)


BASIC LOSS PER COMMON SHARE                      ($0.00)            ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)            ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING FOR THE PERIOD
                                             27,163,006         25,789,463




See Notes To Condensed Consolidated Financial Statements



                                     ( 3 )


PART 1 FINANCIAL INFORMATION                      ITEM 1 FINANCIAL STATEMENTS


                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (NOT AUDITED)


                                     Three Months Ended    Three Months Ended
                                      December 31, 2001     December 31, 2000


SALES                                       $224,326              $408,214


COST OF SALES                                169,684               314,684


GROSS MARGIN                                  54,642                93,530



EXPENSES

 Administration                               17,335                69,509
 Interest and Other                           38,571                44,526
 Research & Development                       15,838                13,952
 Selling                                      26,685                43,843
 Contingent Related Expense                                             28


                                              98,429               171,858


LOSS BEFORE INCOME TAX RECOVERY              (43,787)              (78,328)


Income Tax Recovery                                -                 5,556


NET LOSS                                    ($43,787)             ($72,772)



BASIC LOSS PER COMMON SHARE                   ($0.00)               ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE           ($0.00)               ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING FOR THE PERIOD         27,163,006            26,238,006




See Notes To Condensed Consolidated Financial Statements

                                     ( 4 )


PART 1 FINANCIAL INFORMATION                      ITEM 1 FINANCIAL STATEMENTS


         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
           EQUITY (DEFICIENCY)  (Amounts Expressed In U.S. Dollars)
                                 NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $

Balance June 30, 2000     24,847,031     248,470     5,126,586    (7,229,318)     310,124


Issued For Services           77,260         773         8,499

Issued For Debt
 Reduction                 1,313,715      13,137       144,508


Net Loss                                                            (158,586)

Cumulative Translation
 Adjustment                                                                        10,998


Balance, December 31,
 2000                     26,238,006     262,380     5,279,593    (7,387,904)     321,122



Balance June 30, 2001     27,163,006     271,630     5,342,204   (7,557,014)     327,035




Net Loss                                                            (45,974)


Cumulative Translation
 Adjustment                                                                       43,461



Balance, December 31,
 2001                    27,163,006     271,630     5,342,204    (7,602,988)     370,496



See Notes To Consolidated Financial Statements


                                     ( 5 )


PART 1 FINANCIAL INFORMATION                      ITEM 1 FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In U.S. Dollars)
                                 Not Audited

                                               Six Month         Six Month
                                             Period Ended       Period Ended
                                             December 31,      December 31,
                                                 2001               2000


CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                        ($45,974)         ($158,586)

Adjustment to reconcile net loss to
 net cash used by operating activities

 Depreciation and amortization                    11,507             11,665

 Issue of Stock For Services                                         58,871

(Increase) Decrease In Accounts
 Receivable                                      (14,479)             3,955
(Increase) Decrease In Prepaid Expenses             (556)           (24,169)
(Increase) Decrease In Inventory                  11,128             (1,102)
Increase (Decrease) In Accounts Payable
 And Accrued Expense                              43,336            101,299

                                                   4,962             (8,067)


CASH FLOW FROM INVESTING ACTIVITIES

(Increase) Decrease In Deposits                      315            (33,334)
(Increase) Decrease In Advances to
 Stockholders                                        (26)            (1,145)
Acquisition of Equipment & Property                    -             (6,223)

                                                     289            (40,702)

CASH FLOWS FROM FINANCING ACTIVITIES

 Repayment of note payable to Cooper
  Financial                                      (11,520)           (15,774)
 Proceeds from Private Lenders                         -              5,516
 Proceeds from (repayments of)
  Stockholders' Loans                             11,228            (46,726)
 Proceeds from issue of shares for
  Stockholders' Loans                                  -            108,045

                                                    (292)            51,061

EFFECT OF EXCHANGE RATE ON CASH                  (21,102)            (3,841)

NET INCREASE (DECREASE) IN CASH BALANCE
 FOR THE PERIOD                                  (16,143)            (1,549)

Cash Balance, begining of period                  22,960              4,963

Cash Balance, end of period                       $6,817             $3,414


PAYMENTS MADE DURING THE PERIOD FOR INTEREST      $8,630             $7,857


See Notes To Condensed Consolidated Financial Statements


                                     ( 6 )




NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

 a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended
    June 30, 2002. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2001.

 b) Principals Of Consolidation

    The consolidated financial statements include the accounts of Technical Ventures Inc. ("TVI") and its majority-owned subsidiaries, Mortile Industries Ltd., ("Mortile"), Fam Tile Restoration Services Ltd. And MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.


 c) Foreign Currency Translation

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

 d) Fair Value Presentation

    There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at December 31, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.

 e) Net Income (Loss) Per Share

    Basic net income (loss) per share is computed based on the average number of common shares outstanding during the period. Fully diluted net income
    (loss) per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised



                                     ( 7 )




    or converted into common stock or resulted in the issuance of common stock that then shared in any income. Such securities or contracts are not considered in the calculation of diluted income per share if the effect of their exercise or conversion would be antidilutive.


 f) Stock Based Compensation

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


NOTE  3:   INVENTORY:

		Inventory is comprised of the following:



                                                 Dec. 31,
                                                     2001


                Raw Materials                     $57,975




NOTE  4:   LONG TERM DEBT:

       At December 31, 2001 a note payable to Ontario Development Corporations [I.O.C.] and a lease payable to FBX Holdings Inc. are in default. The respective creditor, FBX Holdings, has not called the obligation, payments are due on demand and accordingly the balance is reflected on the December 31, 2001 balance sheet as a current liability. On June 25, 2001, I.O.C. agreed, on the basis of two payments from the company totalling U.S.$86,000 (Canadian $130,000) plus interest by February 25, 2002, to discharge its security on its note and to assign its 30% interest in Mortile to Mortile for cancellation. In accordance with SFAS No. 140, this transaction





                                     ( 8 )



       would be treated as a sale and the resulting gain would be recorded in the fiscal year ending June 30, 2002 should the payments be made by February 25, 2002 and the company be released from its obligations.

       In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation, is guaranteed by a stockholder. A refinancing charge was assessed, increasing the principal owed to $95,999 US. At December 31, 2001 the new loan provisions of $3,150 payments, monthly, have been maintained; with a payable balance of $25,173 US. Interest charged is 10% per annum calculated over a period of 35 months.

NOTE  5:   CONTINGENT LIABILITY AND RELATED COSTS:

       Contingent liability under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. Company's attorneys are of the opinion that it's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses. However, legal and any other related costs incurred, are reflected for any contingencies, as a charge to operations for the year in which the expenditures are determined.

NOTE 6:	COMMON SHARES

      Common shares were issued in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date.

      The shares issuance's for the six months ended December 31, 2001 are summarized as follows:


The share issuance's for the six months ended December 31, 2000 are summarized as follows:


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




          The share issuance's for the six months ended December 31, 2000 are summarized as follows:


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






                                     ( 9 )





NOTE 7:    MAJOR CUSTOMERS


      Four customers accounted for 74 % of consolidated net revenues for the six month period of fiscal 2002 ending December 31, 2001 and for the corresponding period of fiscal 2001, 80 % of consolidated revenues were accounted for by two customers. The loss of one or more of these customers would have a detrimental effect on operating results.




NOTE 8:    ACQUISITION LETTER OF INTENT


      On October 1, 2000, the company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock at fair market value on the date of closing. Subsequently, both parties agreed to postpone the closing date and currently, negotiations are still on-going. This acquisition, if completed, will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to current operations.























                                    ( 10 )




PART 1 - FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

During the first six months of fiscal 2002 the company incurred an operating
loss of ($45,974), on net sales revenues of $547,666.   Operations were
funded by accounts receivable, an increase in accounts payable and shareholder loans.

Two of the Company's long term debt financing arrangements, [Note 4], are in arrears, as such these debt's continue to be reflected as current liabilities on the December 31, 2001 balance sheet. The amount of debt, including both principal and accrued interest is as follows: ODC [formerly IOC] is $402,701; FBX Holdings $131,469. Debtor, FBX Holdings, clearly understands the Company's financial position and as such has verbally agreed to a moratorium on principal repayments until the Company is in a financial position to make a payment [s] or suggest an alternate and acceptable method[s] of settlement.

The Ontario Development Corporation [ODC] accepted, and delivered definitive agreement, relative to the Company's offer to extinguish the ODC's investment in the Company's 70% owned subsidiary (Mortile). The Company has offered to purchase the portfolio for an aggregate amount of $130,000. CAD. The amount is payable as follows: $50,000 CAD - 120 days from the closing under the definitive agreements and $80,000. CAD - 245 days from the closing under the definitive agreement. Additionally, interest of 8% per annum, calculated monthly, including default and judgment, until such time as actual payment plus interest is made. The purchase will be funded through investment in the company. At December 31, 2001 TVI was unable to complete the first principal and interest payment and the agreement is considered in default. It is expected the total commitment will be fullfilled on or before the final closing date.

An income tax claim relative to R&D expenses has been filed for fiscal 2001 of approximately $30,000 CND, The claim has been approved and payment is expected during the third fiscal quarter of 2002. The tax department has expressed their intent to audit all such claims submitted.

Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is anticipated that cash flows from operations in the immediate future will be minimally sufficient to meet the Company's requirements, however, there can be no assurance of this and in order that current operations, continued development and growth be sustained, there is therefore the need of additional financing, which is currently being sought.


                                    ( 11 )


In that regard, on January 22, 2002 TVI secured private placement financing agreement has been secured which will, upon completion, provide US$1.120 million in equity capital to TVI and is to be completed to later than the close of business on April 30, 2002.

The company previously had concluded in late January 1999, a Private Offering under Regulation D of the Securities Act of 1933. The offering consisting of an 8 % Convertible Debentures in the aggregate of $225,000; additionally as part thereof, Non-Redeemable Warrants of a three year term, allowing the investor to purchase shares of the Corporation's Common Stock. Accordingly the company has set aside the appropriate number of shares from the authorized and unissued shares of common stock for issuance upon conversion of the Debentures and exercise of the Warrants issued in connection with the offering.

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

Should TVI's sales efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional manufacturing equipment will become necessary.

On September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc. a Canadian corporation located in Woodbridge, Ontario, Canada; in consideration of certain commitments which were to take place over the next 30 - 60 days, one of which being a Definitive Agreement was to be concluded by no later than November 1, 2000.




                                    ( 11 )



Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. Multi-Web currently has annual sales of $1 Million CAD and is forecasting sales of $2 Million CAD during the current financial year. A Letter of Intent was signed on October 1, 2000 outlining the basic agreement, subject to the purchase being effected in accordance with a negotiated definitive agreement containing representations and other terms, in which the company will acquire control of all outstanding shares of Multi-Web Laminations Inc. in exchange for 2,125,000 Restricted Common Shares of Technical Ventures Inc. Talks with Multi-Web were put on hold during the final stages of negotiations with the Ontario Development Corporation, these talks have now resumed to explore the feasibility of a merger or strategic alliance. Multi-Web has sales of (Plus/Minus)$1.5 million but is limited to the Canadian market due to the cost of raw materials currently purchased in the USA. Technical Venture's in cooperation with Multi-Web, manufacturers of CushionAir underlay, have an excellent opportunity to enter into this segment of the market with it's large potential for consumption of the unique underlay on offer from the new venture. Multi-web currently supplies large box stores like Home Depot, and has generated a lot of interest from the carpet industry.

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

At December 31, 2001, the Letter of Intent remains effective and negotiations have resumed until such time as evaluations are completed and results deemed acceptable. At the date of this report the status remains the same, however, due to reorganization and financing of Multiweb it is anticipated that the matter will now proceed or be rejected by the end of March 2002.





                                    ( 13 )





Results of Operations:

Net sales revenues for the first six months of fiscal 2002 decreased 20% , when compared to those for the corresponding period of the previous year. The majority decrease taking place in in specialty compounding, with that segement of revenue down by 47% when compared to the previous year's corresponding period. However, it should also be noted that at December 31, 2001 there was an order back log of $123,340 of which the majority was specialty compounding. These orders were not completed due to required maintenance on manufacturing equipment and Holiday periods observed in late December.

Comparative gross margins however, as a percent of revenue, increased to 27% from 22 %. for the six month period. This improvement is primarily based on increased picing for polymer products and specialty compounding service [excluding the provision of materials] and, as well improved manufacturing processes.

Total expenses declined by $117,990 in comparison to the corresponding period of the previous year. The majority of decline due to reduced administration and financial expenses in aggregate of $101,440., when compared to the corresponding period of the previous year.

TVI continues to develop and market the specialty compounding, with this segment representing 73 % of total revenues during the first six months of fiscal 2002. There have been some decreases in this area of the company's business in the year to date, stemming from several existing customers. Additionally there are new customers in this market which the company is developing and has secured minimal initial orders. The Company will continue to assess all potential and additional opportunities in it's expertise of specialty compounding.


Administrative expenses decreased 60 %, when compared to those for the corresponding six month period of the previous year as administrative expense arose on the issue of common stock in fiscal 2001.

Financial expenses decreased 30 % when compared to those for the corresponding six month period of the previous year, as expenses such as accrued interest declined due to reduction of debt through the issue of stock in the previous year, the reduction in ODC/IOC and stockholder interest.

R&D expenses increased minimally when compared to those for the corresponding period of the previous year and selling expenses declined 25 % when compared to the previous years corresponding period, this decline the result of reduction of sales coverage expenses and resources being redirected to product development and improvements.






                                    ( 14 )




In the fiscal quarter October 1st through December 31, 2001a decline in net revenues of 45% produced a gross margin 42 % less when compared to the corresponding period of the previous year, however the gross margin as a percentage of net revenues increased slightly. Operating expenses declined 40% encompassing major reductions in administrative expenses and selling expenses. The operational loss for the second qauarter, before extrordinary items, was 39% less than the corresponding period of the previous year.

Sales revenue in foaming products have more than doubled over the corresponding period of the previous year and future sales appear even more promising.

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

At December 31, 2001 there was a back log of orders totaling $123,340

Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.














                                    ( 15 )





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

AT DECEMBER 31, 2001 NO FURTHER DIRECTION HAD BEEN RECEIVED BY THE COMPANY'S COUNSEL AS TO WHEN THE MATTER MIGHT PROCEED TO TRIAL NOR HAD ANY DIRECTION BEEN RECEIVED AT THE TIME OF FILING THIS REPORT.






                                    ( 16 )




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


      On January 22, 2002, TVI secured private placement financing for a total of USD$1,120,000. This placement financing involved the sale, pursuant to Rule 144, of 3.5 million shares at $0.08 USD per share, to be completed to later than the close of business on April 30, 2002. Additionally, for each share purchased, the subscriber will receive
      1.6 warrants to purchase additional common shares at a strike price of $0.15 per share up to December 31, 2002.

      Completion of the subscription, including the exercise of warrants, will increase the then issued and outstanding stock by 9,100,000 shares.

      The funds raised will be used, in part, to purchase additional equipment to expand the manufacturing capacity to meet demand from new and existing customers.





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K


		(a)    Exhibits - none


		(b)   Reports   - none
















                                    ( 17 )






                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      TECHNICAL VENTURES INC.



Date:  February 12, 2002              BY: /S/Frank Mortimer
                                          Frank Mortimer, President and
                                          Chief Executive Officer




Date:  February 12, 2002              BY: /S/Larry Leverton
                                          Larry Leverton
                                          Chief Financial Officer