Form 10QSB
period 2002-03-31
TECHNICAL VENTURES INC
filed 2002-05-16
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended March 31, 2002



     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT



                       Commission File Number 33-2775-A




                            TECHNICAL VENTURES INC.

______________________________________________________________________________
      (Exact Name of Small Business Issuer As Specified In Its Charter)



      New York                                               13-3296819

______________________________________________________________________________
  (State Or Other Jurisdiction Of                         (I.R.S. Employer
   Incorporation Of Organization)                          Identification No.)



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of May 15, 2002.


              31,995,706 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  20 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]





           ASSETS                          March 31,2002       June 30,2001
                                           Not Audited              Audited


CURRENT ASSETS

  Cash                                           $10,845            $22,960

  Accounts Receivable                            165,915             94,127

  Inventory  [Note 3]                             51,087             72,702



           TOTAL CURRENT ASSETS                 $227,847           $189,789


OTHER ASSETS

  Deposits                                        44,131             46,213


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $518,177
   at Mar. 31,2002 and $527,870 at June 30,
   2001                                           92,786            114,964




           TOTAL ASSETS                         $364,764           $350,966

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]



           LIABILITIES                     March 31,2002       June 30,2001
                                           Not Audited         Audited


CURRENT LIABILITIES


  Accounts Payable And Accrued Expenses         $795,958           $791,798

  Current Portion of Notes Payable
   (Note 4)                                      338,822            366,943

  Capital Lease Obligations (Note 4)              70,924             74,678

  Loans From Private Lenders                      66,074             66,925

  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         263,695            270,263



           Total Current Liabilities           1,535,473          1,570,607



LONG-TERM LIABILITIES, net of current portion

  Convertible Debentures                                            248,267

  Shareholders                                   110,452            122,344

  Other                                           24,592             25,893


                                                 135,044            396,504


MINORITY INTEREST                                      -                  -



           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
 Issued and outstanding, 30,600,506 at
  March 31, 2002 and 27,163,006 at
  June 30, 2001                                 $306,005           $271,630

Additional Paid in Capital (Note 6):           5,646,096          5,342,204


ACCUMULATED OTHER COMPREHENSIVE INCOME           371,176            327,035

Deficit                                      (7,629,030)        (7,557,014)


Total Stockholders' Deficiency               (1,305,753)        (1,616,145)


                                               $364,764           $350,966


See Notes To Condensed Consolidated Financial Statements



                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)


                                      Nine Months Ended     Nine Months Ended
                                       March 31,2002         March 31, 2001


SALES                                          $840,681              $960,411

COST OF SALES                                   615,995               738,946


GROSS MARGIN                                    224,686               221,465




EXPENSES

 Administration                                  94,055               194,194

 Interest and Other                              84,146               139,554

 Research & Development                          51,463                43,295

 Selling                                         89,368               106,613

 Contingent Related Expense                           -                   742


                                                319,032               484,398


LOSS BEFORE UNDER NOTED ITEMS                 ($94,346)            ($262,933)



Recovery of Contingent Expense; Tax Refund
 of R&D Expenses                                 22,330                22,859



                              NET LOSS       ($72,016)             ($240,074)



BASIC LOSS PER COMMON SHARE                    ($0.00)                ($0.01)


FULLY DILUTED LOSS PER COMMON SHARE            ($0.00)                ($0.01)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                 27,737,551             26,032,215




See Notes To Condensed Consolidated Financial Statements




                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                       March 31, 2002         March 31, 2001



SALES                                           $293,016             $275,391


COST OF SALES                                    216,190              205,600


GROSS MARGIN                                      76,826               69,791



EXPENSES


  Administration                                  45,203               71,707

  Interest and Other                              23,993               47,607

  Research & Development                          20,810               14,714

  Selling                                         35,191               34,556


                                                 125,197              168,584



LOSS BEFORE UNDER NOTED ITEMS                  ($48,371)            ($98,793)


Recovery of Contingent Expense; Tax Refund
 of R&D Expenses                                   22,330               17,304



NET LOSS                                       ($26,041)            ($81,489)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   28,918,562           26,528,506




See Notes To Condensed Consolidated Financial Statements




                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2000     24,847,031     248,470     5,126,586    (7,229,318)     310,124


Common Shares Issued
(Note 6)                   2,275,975      22,760       214,418


Net Loss                                                            (240,074)

Cumulative Translation
 Adjustment                                                                        50,768



Balance, March 31,
 2001                     27,123,006     271,230     5,341,004    (7,469,392)     360,892





Balance June 30, 2001     27,163,006     271,630     5,342,204   (7,557,014)     327,035



Common Shares Issued
(Note 6)                   3,437,500      34,375       303,892




Net Loss                                                            (72,016)

Cumulative Translation
 Adjustment                                                                       44,141



Balance, March 31,
 2002                    30,600,506      306,005     5,646,096   (7,629,030)     371,176




See Notes To Consolidated Financial Statements




                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                      Nine Month Period      Nine Month Period
                                           Ended                  Ended
                                        March 31, 2002         March 31, 2001

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                 ($72,016)               ($240,074)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization               16,839                   17,182


  Issue of Stock For Services                                          99,132

 (Increase) Decrease In Accounts
  Receivable                                (76,519)                 (57,397)

 (Increase) Decrease In Prepaid Expenses       (556)                 (10,505)

 (Increase) Decrease In Inventory             17,962                    3,620

 Increase (Decrease) In Accounts
  Payable And Accrued Expense                 43,959                   85,872


                                            (70,331)                (102,170)



CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                  315                (31,720)

 (Increase) Decrease In Advances
  to Stockholders                                                     (1,053)

 Acquisition of Equipment & Property            (441)                 (8,341)


                                                (126)                (41,114)



CASH FLOWS FROM FINANCING ACTIVITIES

  Bank                                                                  3,459
  Repayment of note payable to Cooper
   Financial                                 (11,521)                (21,208)

Proceeds from Private Lenders                                           5,255

Proceeds from (repayments of)
 Stockholders' Loans                            1,273                 (6,737)

 Proceeds from stock Subscription              90,000                (30,000)

 Proceeds from issue of Stock for
   Stockholder Loans                                                  206,706


                                               79,752                 157,475



EFFECT OF EXCHANGE RATE ON CASH              (21,410)                (19,154)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                      (12,115)                 (4,963)


Cash Balance, beginning of period              22,960                   4,963



Cash Balance, end of period                   $10,845                      $0



PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                 $10,059                 $11,867



See Notes To Condensed Consolidated Financial Statements



                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31,2002 are not necessarily indicative of the results that may be expected for the year ended
       June 30, 2002. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2001.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at March 31, 2002, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


NOTE 1:  (cont'd)

     e)  Net Income (Loss) Per Share:

         Basic net income (loss) per share is computed based on the average number of common shares outstanding during the period. Fully diluted net income (loss) per share reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in any income . Such securities or contracts are not considered in the calculation of diluted income per share if the effect of their exercise or conversion would be antidilutive.



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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                               March 31,             June 30,
                                    2002                 2001

         Raw Materials           $51,087              $72,702







                                     (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


NOTE  4:  LONG TERM DEBT:


          At March 31, 2002 a lease payable to FBX Holdings, in the amount of $126,750 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the March 31, 2002 balance sheet as a current liability.


          Additionally, at March 31, 2002 a note payable to the Ontario Development Corporations [formerly I.O.C.] is in default and as such is reflected on the March 31, 2002 balance sheet as a current liability. The amount of principal and interest at March 31, 2002 is $403,858. This obligation was not been called by the creditor as a result of a settlement agreement reached on June 25, 2001;



          The settlement agreement consisted of two timely payments of $130,000 CDN principal and interest at 8% per annum and additionally to assign ODC's 30% interest in the Company's subsidiary Mortile Industries, to Mortile for cancellation. This transaction, upon payment and release of the obligations and in accordance with SFAS NO. 140, would be treated as a sale and the resulting gain would be recorded in the fiscal year ending June 30, 2002. These timely payments contained in the settlement agreement have not been made and therefore the settlement agreement is considered in default.
          The Company is currently discussing an extended settlement date and the obligation has not been called, however, it should be noted that if this obligation is not fulfilled shortly the agreement could be cancelled and the demand could revert, at the option of the creditor, to the original principal and interest amount specified in the paragraph above.



          In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation is guaranteed by a stockholder. A refinancing charge was assessed thereby increasing the principal owed to US $95,999. At March 31, 2002 the new loan provisions of $3,150 payments, monthly, have been maintained, with a payable balance of US $25,173. Interest charged is 10% per annum, calculated over a period of 35 months.



NOTE  5:  CONTINGENT LIABILITY AND RELATED COSTS:


          Contingent liability under a breach of secrecy agreements, fiduciary duty and misuse of confidential information lawsuit. Company's attorneys are of the opinion that it's defences are meritorious and the lawsuit will result in no material losses. Accordingly, no provision is included in the accounts for possible related losses. However,legal and any other related costs incurred, are reflected for any contingencies, as a charge to operations for the year in which the expenditures are determined.





                                     (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


NOTE 6:	COMMON SHARES


        The shares issuance's for the nine months ended March 31, 2002 are summarized as follows:

Nature
Of
Payments     Number of   Paid Up   Additional   Issue    Subscription  Expense
                         Capital   Paid         Expense  Proceeds
                                   In Capital


Convertible
Debenture   2,437,500     24,375      223,892

Subscription
Related
Issuances   1,000,000     10,000       80,000               90,000


TOTALS      3,437,500     34,375      303,892         0     90,000         0







Common shares were issued during the quarter ending March 31, 2001 in consideration of services rendered and consulting services for financing incurred. The shares have been valued at their fair market value considering that they are restricted shares. The excess of the fair market value of the shares over the consideration received at their issue has been charged to expenses in the current period as the period over which the services have been rendered does not extend beyond the balance sheet date.


The share issuance's for the nine months ended March 31, 2001 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue    Subscription  Expense
                         Capital   Paid         Expense  Proceeds
                                   In Capital


Issued
For Services   487,260     4,873       25,599               25,599

In Exchange
For Loans &
Accounts
Payable      1,788,715    17,887      188,819              188,819


TOTALS       2,275,975    22,760      214,418              214,418







                                       (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


NOTE 7:	MAJOR CUSTOMERS


        Five customers accounted for 77 % of consolidated net revenues for the nine month period of fiscal 2002, ending March 31, 2002. In the corresponding period of fiscal 2001, 80 % of consolidated revenues were accounted for by three customers. The loss of one or more of these customers would have a detrimental effect on operating results.






NOTE 8:  ACQUISITION LETTER OF INTENT


         On October 1, 2000, the company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock at fair market value on the date of closing. Subsequently, both parties agreed to postpone the closing date and currently, negotiations are still ongoing. This acquisition, if completed, will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to current operations.
















                                     (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first nine months of fiscal 2002 the company incurred an operating loss of ($94,346), on net sales revenues of $840,681. Operations were funded by equity capital, accounts receivable, tax refunds and an increase in accounts payable.


An income tax claim relative to R&D expenses was filed for fiscal 2001 of $32,000 CDA. $25,870 CDA of this claim was received during the third quarter of fiscal 2002. An additional $7000 is expected during the fourth quarter of the current fiscal year.

Additionally, the company secured a private placement financing for a total of USD $1,120,000. Involving the subscription for 3.5 million shares, to be issued pursuant to Rule 144, at a price of US $.08 per share. The subscriber would receive 1.6 warrants to purchase additional shares at a strike price of US $0.15 per share. The warrants must be exercised no later than December 31,2002. Should the subscriber exercise all the warrants an additional 5,600,000 shares could be issued pursuant to Rule 144.

At the date of this report only US $90,000 of the $1.1 M had been received and only 1 Million shares had been issued. During the fourth quarter an additional US $50,000 was received and 750,000 shares issued. No warrants have, as yet, been exercised.

The total subscription of 3.5 million shares was to be completed by April 30, 2002. This date was not achieved by the subscriber and the company is considering extending that date, however, this right of extention has not been finalized and there is a high probability that it will not. Should the subscription be terminated, the warrant rights would remain in place and could therefore result in the issue of an additional 2,800,000 shares and generate an additional $420,000 equity capital.

In late January 1999, a Private Offering under Regulation D of the Securities Act of 1933 was completed. The offering consisting of two 8 % Convertible Debentures and additionally, as part thereof, Non-Redeemable Warrants of a three year term, allowing the investor to purchase shares of the Corporation's Common Stock.

In that regard, in March 2001 an agreement was reached with one holder of the Company's 8% debentures. The holder agreed to convert the debenture and all accrued interest to 475,000 Restricted Common Shares of the company.





                                     (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


The debenture holder, an existing stockholder of the company, did not wish to exercise the warrant option attached to the debenture, at that time. The price per share agreed upon was $0.10 per share. In January 2002 another settlement was reached with the second and remaining holder of the company's 8% debenture in which the holder converted the principal of the debenture into company stock, thereby eliminating a $248,267 of liability. A total of 2,437,500 shares were issued to the holder at a price of $0.10 per share. Fair market value per share on the date of the original consideration was $0.07 per share.


The accrued and outstanding interest due this debenture holder remains as a note payable of $168,007 at March 31, 2002, bearing a 5% per annum interest and is being paid down, monthly, at the rate of $6,500. The warrant rights attached to the debentures expired at the end of January 2002.


At March 31, 2002 a lease payable to FBX Holdings, in the amount of $6,750 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the March 31,2002 balance sheet as a current liability.


Additionally, at March 31, 2002 a note payable to the Ontario Development Corporations [formerly I.O.C.] is in default and as such is reflected on the March 31, 2002 balance sheet as a current liability. The amount of principal and interest at March 31,2002 is $403,858. This obligation has not ben called by the creditor as a result of a settlement agreement reached on June 25,2001;

The settlement agreement consisted of two timely payments of principal and interest at 8% per annum and additionally to assign ODC's 30% interest in the Company's subsidiary Mortile Industries, to Mortile for cancellation. This transaction, upon payment and release of the obligations and in accordance with SFAS NO. 140, would be treated as a sale and the resulting gain would be recorded in the fiscal year ending June 30,2002. These timely payments contained in the settlement agreement have not been made and therefore the settlement agreement is considered in default. The Company is currently discussing an extended settlement date and the obligation has not been called, however, it should be noted that if this obligation is not fulfilled shortly the agreement could be cancelled and the demand could revert, at the option of the creditor, to the original principal and interest amount specified above.


Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is anticipated that cash flows from operations in the immediate future will be minimally sufficient to meet requirements, however, there can be no assurance of this and in order that current operations, continued development and growth be sustained, there is therefore the need of additional financing. TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders,



                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002



serious consideration will be given to raising additional funds through private or public issuance's in the future.

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

On September 19, 2000 the company reached agreement in principal to acquire control of Multi-Web Lamination Inc., a Canadian corporation located in Woodbridge, Ontario, Canada.

Technical Venture's in co-operation with Multi-Web, manufacturers of CushionAir underlay, have an excellent opportunity to enter into this segment of the market with it's large potential for consumption of the unique underlay. Multi-web currently supplies large box stores like Home Depot, and has generated a lot of interest from the carpet industry. Multi-Web has sales of $1.5 million but is limited to the Canadian market due to the cost of raw materials currently purchased in the USA. Additionally, the patented rotary mould with it's well tested and proven benefits, offers a product destined to generate a great deal of market acceptance.

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

Should the acquisition proceed Multi-Web Lamination will survive as a corporation, as a wholly owned subsidiary of the company. A Letter of Intent was signed on October 1,2000 outlining a basic agreement. Talks with Multi-Web were put on hold during`the final stages of negotiations with the Ontario Development Corporation, these talks have resumed to explore the feasibility of a merger or strategic alliance. At March 31,2002, the Letter of Intent remains effective and negotiations on going. At the date of this report the status remains the same, however, it is anticipated that the matter will be finalized by the end of the current fiscal year, June 30,2002.


                                     (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


Results of Operations:

Net sales revenues for the first nine months of fiscal 2002 decreased 12.5 % to $840,681 from $960,411, when compared to those for the corresponding period of the previous year. The majority decrease taking place in custom compounding. This decrease due to a decline in two of the company major customers who had steep declines in their sales. However, sales revenues from proprietary products more than doubled when compared to those of the previous year partially offsetting the decline in custom compounding.



Comparative gross margins, as a percent of revenue, increased to 27 % from 23 %. for the nine month period. This improvement is primarily based on increased pricing for polymer products and specialty compounding service [excluding the provision of materials] and improved manufacturing processes.



Total expenses declined by $165,366 to $319,032 from $484,398
for the corresponding period of the previous year.   The
majority of decline due to reduced administration and financial expenses of $178,201, in aggregate, as compared to $333,748 for the corresponding period of the previous year.



TVI continues to develop and market the specialty compounding, with this segment representing 65 % of total revenues during
the first nine months of fiscal 2002.   There have been some
decreases in this area of the company's business in the year to date, stemming from several existing customers. The company continues to develope this area of business and continues to assess all potential and additional opportunities in it's expertise of specialty compounding.



Administrative expenses decreased 52 % or $100,139, when compared to those for the corresponding nine month period of the previous year as administrative expense arose on the issue of common stock in fiscal 2001.



Financial expenses decreased $55,408 when compared to those for the corresponding nine month period of the previous year, as expenses such as accrued interest declined due to reduction of debt through the issue of stock in the previous year, the current reduction in accrued interest for ODC/IOC and for debenture holder interest.



R&D expenses increased $8,168 or 18% when compared to those for the corresponding period of the previous year as development of proprietary products expanded. Selling expenses decreased 16%


                                    (15)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002

when compared to previous year as selling expenses in the US have been reduced.

In the fiscal quarter January 1, 2002 through March 31, 2002 net revenues increased 6.4% and gross margins improved 1 % when compared to the corresponding period of the previous year.

Overall operating expenses declined 26% encompasing major reductions in administrative (36%), financial (50%) when compared to the corresponding period of the previous year. These decreases were offset by increased expenses in R&D of 41% and Selling 2 %. The operating loss for the third quarter, before extrordinary items, was 51% less than the corresponding period of the previous year.

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




At March 31, 2002 there was a back log of orders totalling $158,558.





Forward Looking Statements:



        This Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.







                                    (16)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


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


        At March 31, 2002 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.




                                    (17)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS




	During the third quarter of fiscal 2002, 2,437,500 common stock were issued in settlement of the second and final 8% debenture of January 1999. The debenture holder agreed to convert the debenture thereby eliminating $248,267 of liability from the balance sheet.


	On January 22, 2002, TVI secured private placement financing for a total of USD$1,120,000. This placement financing involved the sale, pursuant to Rule 144, of 3.5 million shares at $0.08 USD per share, to be completed no later than the close of business on April 30, 2002. Additionally, for each share purchased, the subscriber will receive 1.6 warrants to purchase additional common shares at a strike price of $0.15 per share up to December 31,2002.


        In that regard, during the quarter ending March 31, 2002 1,000,000 common stock were issued as a result of the Private Placement Subscription Agreement secured in January 2002. This placement based on $0.08US per share generated $90,000 .


        However, in the fourth fiscal quarter an additional 750,000 shares have been issued relative to the private placement subscription and the company has received an additonal $50,000 capital.


        All equity capital received relative to the Private Placement subscription is being used as working capital.


	All subscribed stock is issued to pursuant to Section 4(2) of The Securities Exchange Act and are Restricted Stock and may only be sold pursuant to Rule 144.








                                    (18)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002


ITEM 5.   OTHER INFORMATION



        In a report Form 8K , filed on Feb 26, 2002 it was eroneously stated that Mr. Irvine Hollis had been appointed to the Board of Directors of the company. In fact Mr. Hollis was appointed to The Strategic Planning Group, not the Board of Directors.









ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K





		(a)    Exhibits - none





		(b)   Reports   - Item 5  -  Two Reports



                      (1) Filed on January 22, 2002  a report regarding
                          securing of Private Placement Financing. Please refer to Note 6 of the Financial Statements ending March 31, 2002, of this report and Item 2 - Liquidity and Capital Resources of this report.



                      (2) Filed on February 26, 2002, a report regarding
                          Company mission, financing and changes being made in the corporation to provide strategic objectives and building blocks.
















                                    (19)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2002




                                   SIGNATURES











        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                            TECHNICAL VENTURES INC.


Date:  May  15, 2002                         BY: /S/Frank Mortimer

                                                 Frank Mortimer, President
                                                 and Chief Executive  Officer








Date:  May 15, 2002                          BY: /S/Larry Leverton

                                                 Larry Leverton
                                                 Chief Financial Officer















                                    (20)