Form 10KSB
period 2002-06-30
TECHNICAL VENTURES INC
filed 2002-10-15
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

State Issuer's revenues for its most recent fiscal year,  $1,145,086

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of September 30, 2002 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $4,495,709.

The number of shares outstanding of the Registrant's common stock, as of Sept ember 30, 2002 is 36,095,706 .

Exhibit index is located on page 18 of this Annual Report on Form 10-KSB.

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 2002


ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-10

Item 2.   Properties                                                 10

Item 3.   Legal Proceedings                                          11

Item 4.   Submission of Matters to a Vote of Security Holders        11




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       12

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    13-15

Item 7.   Financial Statements and Supplementary Data                15

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       15


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         16

Item 10.  Executive Compensation                                     16

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             17


Item 12.  Certain Relationships and Related Transactions             18


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                18

          Signatures                                                 19

Item 1. Business



Introduction:



Technical Ventures Inc. (TVI)  is a New York State corporation formed on
June 14, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective was to search for a business which in the opinion of its management, demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, TVI acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation.

Technical Ventures Inc.'s subsidiary Mortile Industries Ltd., deals in the design, development, and manufacturing of proprietary polymer, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer. The application of TVI's products expands into every area of plastics. Repetitive business is constant, because of the technical complexity of the various products and loyalty to TVI by it's customers.

Prior to April 1992, TVI had been considered to be in development.


Since inception, $3,282,133 US has been expended in the development of products, including $69,894 in fiscal 2002, $56,636 in 2001 and $74,053 during fiscal 2000.

Present operations, assets and employees are primarily those of Mortile. At June 30, 2002 there were fifteen full time employees, all being employees of Mortile.

Having built a background in technology, coupled with management's expertise, customers support, future planning strategies and with financial backing; Technical Ventures and its subsidiary Mortile Industries, Ltd. is poised for rapid growth.

Product  & Service Description:

The development of the products and service has been a lengthy process. However, the management believes the market potential of the products will justify the time and costs. The products have the means to lower their client's cost of raw materials while maintaining the product's performance. This has led to several reputable firms taking notice of the Company's achievements.

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





                                    (3)

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


Technologies:

Efforts have focused on the development of proprietary thermoplastic compounds (plastics mixed with other solid materials) and specialty compounding services provided by mixing and pelletizing proprietary formulations specified by its customers.


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

In light of growing environmental pollution concerns, It is expected that the plastics industry will be forced by legislation to develop and manufacture plastics that are recyclable or to include recycled content. The plastics industry has undertaken extensive research to develop cost-effective products that are both durable and flame-retardant.


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

This process reduces the cost of machining and die casting significantly. By applying existing technology to new ideas, TVI can successfully produce, for example, metal/plastic compounds suited to meet demand for the replacement of lead and other




                                    (4)
metals in many applications. Opportunities to market these compounds exist in a variety of industries including automotive and munitions.


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



A large portion of TVI's revenue for fiscal year end 2002, and the majority of efforts have been concentrated on specialty compounding. The customers need to enhance and compound their proprietary formulations into a pellet form. With the assistance of the customer, TVI formulates the most effective and efficient method to mix the components.

Customers who retain TVI for specialty compounding are manufacturers of end-use plastics and plastic products. Generally, many manufacturers of these products do not compound component materials into a pelletized form themselves prior to manufacturing end products. However, an increasing number of manufacturers prefer this process because it provides for a more perfect dispersion of component materials which are often in powder form, thereby streamlining their thermoforming systems.

Specialty compounding is particularly useful when manufacturing components are reactive. For example, reactive components are used in the curing or cross-linking of rubber or plastic. Additionally, because powder components are difficult to work with, manufacturers prefer to work with pelletized master batches, as there are less environmental risks. TVI is fully capable of providing their customers with this pelletized form for ease of use and safety.


Research and Development

The research and development of the aforementioned technologies is targeted to establish as much technical and test data information needed to provide the technical sales staff and potential customers with the technical sales information. Product technical sales brochures are developed in order to inform potential customers and employees of the comparative benefits of TVI products and services.

Future development of products will focus on specific problems experienced in the marketplace and attempt to solve these problems with potential customers. There are thousands of injection molders and extruders operating with many different polymer and die configurations. The trained technical staff will be






                                    (5)
called upon to satisfy the customers' needs. Research and development will also continue to add additional products to meet the market requirements.


Patents

TVI sold significant patented and proprietary technologies to the Dow Chemical Company in 1998, but retained certain licenses and rights to use these. It also has developed other proprietary technology and trade secrets. Since all manufacturing is "in-house" it is able to protect its technology and quality while continually improving the product to maintain the customer loyalty.



Products

Technical Ventures, Inc. is very close to its customers and their needs, which allows it to identify areas of opportunity that may be exploited. It has developed a range of materials, having broad applications such as fillers, foaming agents, and pigment extenders. This product group delivers unique user benefits, such as smaller consistent cell size, which produces a stronger product and/or higher foaming capability. This translates into a lower raw material cost, which in turn reduces cost for the end-use manufacturer. The market for the product is large with a potentially large application in the automotive and construction market worldwide.


Polymer Compounds:

TVI has developed, conducted extensive research and testing in the construction and transportation industries; manufactured and sold one type of flame retardant, nontoxic, thermoplastic compound, which minimizes the hazards of fire and can be easily processed into end-use products. Additionally, the products possess anti-combustion, low toxicity attributes.


Although the sale of TVI's thermoplastic products has not represented a significant portion of revenues to date, it is believed that these products have significant market potential.

Composite Compounds:

Using composite compounds, TVI has successfully produced metal/plastic materials that can be used in many applications as a replacement for lead and other metals. Presently, supplies this product for bushings in copiers and fax machines,and is expected to market metal replacement compounds in the automotive, construction and firearms markets.

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



                                    (6)

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


During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-linkable - expandable plastic compound made for direct injection processes. During a 'direct inject' process a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based`on ethylene and propylene
(co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hrs treatment at 105o Celcius (221 oF). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.


During fiscal year 2002, TVI continued to work closely with three customers developing all types of compounding methodology for each customer's proprietary component formulations; providing compounding services for Shaw Industries formulation for an industrial pipe wrap and coating, compounding services for MLPC International's formulation for various proprietary rubber curing compounds were provided and additonally, Fin Project's proprietary formulation for the footwear industry.

Because TVI retains these and other large multinational firms as current clients, with their large demand for the Company's material, TVI plans on steadily increasing supply of the Company's products to them as capacity allows, thereby increasing revenues and profits. The reputations of these clients provide valuable references for obtaining new customers as well.


Pricing

The pricing structure of existing competitors has been evaluated and the products and compounding services are priced at the median. Since our products do not form a major part in the pricing of the finished goods, therefore performance and product support will contribute most in the buying decision. TVI has more to offer customers with respect to product performance and the technical support staff that can assist customers applications.


                                    (7)

Warranties & Service Contracts

Products are supplied with a certificate of analysis confirming that it meets the required specifications, which is one mandatory requirement of ISO 9000 companies. No warranties are attached since TVI cannot monitor the processing conditions of use. There are no service contracts necessary, however, the Company's technical staff will assist customers if requested to do so.


Marketing

The market in which Technical Ventures operates has had increased demand for products that meet certain requirements whether by companies or government legislation. These demands are met with TVI's products and services, and has entered into a unique market niche that allows specialization in the production of the products to meet clients needs and provide the technical support that may be needed. Working closely with its client base in order to maintain good customer relations and help fully satisfy their needs, and is set apart from the others in the industry due to the technical support staff and direct distribution of the products. The area of applications for the new HSF[Heat Stable Foam] compounds is unlimited, but first of all has to be recommended for industrial applications where heat stability is important, such as the furniture and automotive industries. To comply with specific requirements, besides a standard, colored form it can be made light-UV stabilized, flame retarded, and/or resistant to chemicals and microorganisms.


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


                                    (8)

TVI has identified over 400 potential customers from trade sources. Further, over 500 potential users have been located in a specific region of the United States. All of these are potential clients, and TVI has been aggressively seeking business through the introduction of their products to these users. Responses from these companies have been favorable and should lead to a larger customer base.

The results of our pre-marketing survey established that the market was not well served. This information was obtained by test marketing reports and meetings with potential customers. This has convinced TVI that their timing in this market is opportune.

Research was also conducted on product performance with specific attention pertaining to competition, our products out perform the competitors in most aspects. These factors give TVI the ability to leap the barriers to entry and penetrate this market. TVl's customer base will grow with direct proportion to the rate can grow to suit the needs of those customers.


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

Competative Advantages

Corporations such as Exxon, DuPont, Union Carbide, Raychem and Megalon represent the most widely recognized competition with our polymer technology; all are substantially larger in terms of financial, marketing and research and development resources. Dow Chemical purchased some of TVI's technology in 1998. Lucent Technologies assigned the product the highest quality rating, after subjecting the product to a five year rating program. The application of the polymer technology in wallboard is still the only plastic in its field to pass certain fire codes for high rise buildings. Additionally, in other applications where the product is being tested, customers observed that TVI's polymer technology out performs the competition.

In regard of composite technology; TVI has been able to achieve the highest filler levels to obtain maximum specific gravity and has no competition. There is patent protection through a licensing agreement with DuPont Canada, as it


                                    (9)
pertains to fishing sinkers and lures. The Company's composite for bushings for copiers and fax machines provides the scenario that is extremely difficult if not impossible to reverse engineer. However, as the product becomes more technical compounders such as L&P and others exist and continue to develop, as does the company.

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



Backlog Information:


At June 30, 2002 there was a backlog of orders totalling $111,116 US.






Item 2.  Properties


TVI currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $9,181 (Canadian) exclusive of real estate tax escalations. The current one year lease expires on March 31, 2003.
















                                    (10)

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

At June 30, 2002 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.


Separately, Technical Ventures Inc. has retained counsel to submit, on its behalf, a motion to set aside a default judgment entered against the Company, in the amount of US$172,500, in the District Court in the third Judicial District, Court of Salt Lake City, Utah. The Company bases its motion on two grounds. First, the default judgment is void because The Company was not properly served with the Summons and Complaint. Secondly, the Company claims that it should also be relieved from the default judgment in the interest of justice because its failure to timely file an answer due to lack of notice constitutes, at the least, excusable neglect on the part of the Clerk's Office or the postal service and because it has a meritorious defense to the complaint. The September 30, 2002 the Company's motion was granted and the default judgement was set aside.



Item  4.  Submission of Matters to a Vote of Security Holders


          None


                                    (11)

                                  PART II



Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters



Market Information:


The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the OTC Bulletin Board, Hisotrical Data Service:



                  Quarter                  Low            High


                 June 2000               $0.200          $1.070

                Sept. 2000                0.180           0.300

                 Dec. 2000                0.050           0.215

                 Mar. 2001                0.050           0.080

                June  2001                0.040           0.075

                Sept. 2001                0.030           0.070

                 Dec. 2001                0.020           0.032

                 Mar. 2002                0.021           0.400

                June  2002                0.100           0.490

                Sept. 2002                0.080           0.190



These prices do not reflect retail mark-up, mark down or commissions and may not represent actual transactions.





Holders:



As of June 30, 2002, there were approximately 1,000 shareholders of record.





Dividends:



To date no dividends have been paid to shareholders. The Board of Directors will consider the payment of dividends when it deems it appropriate to do so, taking into account current and potential Federal and State regulatory restrictions, the Company's income and financial condition, economic conditions and other factors. However, no assurance can be given that dividends will ever be paid to shareholders.






                                    (12)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

GOING CONCERN (Note 1), Significant operating losses have been sustained since its inception and there is substantial doubt as to the ability to continue as a going concern. Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet requirements, as a result, additional financing is required.


During the year ended June 30, 2002, the operating loss was funded primarily by equity capital, and capital provided by a Canadian Tax Refund. However, continued operating losses and monthly debt service requirements hinders the ability to meet monthly cash flow requirements.

During fiscal 2002 tax refunds of $33,268 CD were received. A claim for fiscal 2002 of approximately $41,551 CD will be filed. The tax department has notified of their intent to audit all such claims submitted.

A long term debt financing arrangement, is in arrears, as such this debt continues to be reflected as current liability on the June 30, 2002 balance sheet. The FBX Holdings debt amounts to $201,996 CD, including both principal and accrued interest. The Debtor understands the cash position and as such has verbally agreed to a moratorium on principal repayments until a financial position exists allowing a payment [s] or, alternatively, suggest an an acceptable method [s] of settlement;

The security extinguishment agreement concluded on June 25, 2001 with ODC, was successfully fulfilled on June 5, 2002. The closing payment of principal and interest amounted to CD$136,311 . This payment was achieved through investment in the company. Upon payment Mortile Industries, once again, became a wholly owned subsidiary of TVI. The balance of short term debt eliminated from TVI's balance sheet, as a result of fulfillment of the agreement, and reported as other income in the Statement Of Operations at June 30, 2002, amounted to US $322,824, net of taxes $187,824.

During fiscal year 2002, a total of 7,432,700 Common Shares, were issued; 2,437,500 shares were issued eliminating $248,267 in principal of the 8% Debenture. Additionally, the issuance of 145,200 shares, paying $6,615 in operating expenses. The balance of 4,850,000 stock were issued in Private Placements, affording the company $488,000. in capital.

TVI continues to explore all opportunities in respect of financial requirements. Additionally, if it is deemed to be in the best interest of its stockholders, serious consideration will be given to raising additional funds through private or public equity issuance's in the future.

No significant capital expenditures were completed during fiscal 2002, however, if the market develops to the extent indicated by introduction of the Company's new product "Morfoam" and HFF foaming product to many various potential customers, it will necessitate immediate expansion of existing warehouse facilities by approximately 30% and consideration of acquiring additional equipment.


                                    (13)
necessary to performing marketing and manufacturing functions in house rather than contracting the work to an outside firm.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.


Management expects increased sales in all areas of it's expertise, during fiscal 2003.




Results of Operations - Comparison of Fiscal 2002 To Fiscal 2001:


For the fiscal year ending June 30, 2002, TVI incurred an operating loss of ($216,431) on net sales of $1,1,145,087 million. Net sales revenues decreased 11 % over fiscal 2001. The majority decrease taking place in specialty compounding work, however, this decrease was partially offset by a major increase [70 %] in sales revenues from proprietary products. Comparatively, fiscal 2001 incurred an operating loss of ($372,557) on net sales of $1,281,848.


Reflecting a recovery of CD tax refunds for Research & Development, the ODC settlement and contingent expense recovery the operating loss became income of $139,095 in fiscal 2002. In fiscal 2001, reflecting tax refunds, the operating loss was reduced to ($327,697).


Gross margins of $279,981 in fiscal 2002, as a percentage of net sales, increased to 24 % from 20 % for the year ended June 30, 2001. The improved gross margins was due to improved pricing for polymer products, specialty compounding service and improved manufacturing processes.


Administrative expense decreased 19 % during fiscal 2002, as there was much less repetative expenses related to the search for financing and financial consulting which took place in fiscal 2001 and which had been compensated for by the issue of restricted common shares.


Financial and Interest Expense decreased 33 % in fiscal 2002 when compared to those for the corresponding period of the previous year. The decrease being attributable to settlement of long term debt eliminating much of the interest expense related to these debts.


R&D Expenses increased 21% as resources were diverted from manufacturing and sales to develope new and to refine existing Company products and services.


Selling expenses decreased by 25 % in fiscal 2002 over comparative fiscal 2001; as US selling expenses were reduced.


Growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.


The sales launch of the new product for the rubber and plastic industry commenced in early June of 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe. Although there has been widely accepted response to the product, actual sales had been nomimal, however a 115 % increase in these


                                    (14)
revenues during fiscal 2002 occurred over fiscal 2001. TVI enters its current fiscal year with confidence, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products at satisfactory selling prices, thereby enabling growth and the ability to meet the anticipated demand for its products, although there can be no assurance of this.

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







Item 7.  Financial Statements and Supplementary Data



         See Part IV, item 13 for Index to Consolidated Financial Statements and Schedules.









Item 8.  Changes in and Disagreements on Accounting and Financial Disclosures



         None










                                    (15)

                                 -PART III-



Item 9.  Directors and Executive Officers of the Registrant



The directors and officers at June 30, 1998 are as follows:



       Name                     Age                     Position with Company



  Frank Mortimer                 63                     Director, President



  Bryan Carter                   81                     Director,
                                                        Vice President



  Larry Leverton                 63                     Director,
                                                        Secretary Treasurer



Frank Mortimer has been President and a Director of since April 1986. He is also President of Fam Tile Restoration Services Ltd. ("FAM"), a company specializing in the restoration of acoustical ceilings. Fam is a wholly owned subsidiary of. From 1967 to 1982 Mr. Mortimer managed several export companies in South Africa. Mr. Mortimer is an associate member of the Institute of Materials Handling (London UK).



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



Larry Leverton has been Secretary and Treasurer of since April 1986. Since 1983 he has been president of L.R. Leverton Enterprises' Inc., a transportation consulting firm. In 1982 he was vice-president of Newman Harbour Terminals and Transportation.


Item 10 Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $70,125, $59,247, $61,085 for the years ended June 30, 2002, 2001 and 2000, respectively. These amounts constituted Mr. Mortimer's sole compensations from. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of received a total salary and bonus in excess of $100,000 during any of the three year period ended June 30, 2002.



                                    (16)

Item 11 Security Ownership of Certain Beneficial Owners and Management


The following table indicates the name of each person who is known by to be a beneficial owner of more than five-percent of its common stock as of September 30, 2002,the ownership of those persons on such date, and the stock ownership of all officers and directors as a group. The address of all persons listed is in care of Technical Ventures Inc..


Name of                            Number of Shares           Percent of
Beneficial                         Beneficially               Common Stock
Onwer                              Owned


Frank Mortimer                     1,900,753 (2)                5.3  %

L.R. Leverton Enterprises            591,448 (3)                1.7 %

Bryan Carter                         165,000 (4)                0.5 %

G. Howland                         2,000,000                    5.8 %


All Officers & Directors
As A Group                         2,657,181 (5)                7.4 %



(1) Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

(2) Includes 354,020 shares owned by Mr. Mortimers wife, Anne Mortimer and 200,000 shares owned Mr. Mortimers son, Roger Mortimer.

(3) L.R. Leverton Entprs.' Inc., is a corporation owned and controlled by Larry Leverton, Secretary, Treasurer and Director of the Registrant.

(4)  Includes 115,000 shares owned by Mr. Carter's wife, Marlene Dobson.

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

Based solely on review of the copies of such forms furnished and other information which has been made available to, management believes that during the year ended June 30, 2002 all Section 16(a) filing requirements applicable to the executive officers and directors and greater than ten-percent beneficial owners were complied with.




                                    (17)

Item 12.  Certain Relationships and Related Transactions


          None



                                 PART IV




Item 13. Exhibits, Financial Statements, and Reports on Form 8-K









(A)   (1)      Financial Statements:



               See index to financial statements on Page F-1




      (3)      Exhibits:


               (a)   Exhibit 21 Subsidiaries of the Registrant are as follows:


                     Mortile Industries Ltd., a Canadian Private Corporation and wholly-owned subsidiary of the Registrant

                     Fam Tile Restoration Services Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.

                     MPI Perlite Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.



(B)            Item -5- Reports on Form 8K


               (1) Filed on June 21, 2002, annoucing the fulfillment of an agreememt which elminated a major and current liability from the balance sheet and be treated as Other Income for the finanacial year end. (Financial Note 7 (i))












                                    (18)

                                 SIGNATURES









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                              TECHNICAL VENTURES INC.





Dated: October 15, 2002                  By: /S/Frank Mortimer
                                             Frank Mortimer, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Dated: October 15, 2002                  By: /S/Frank Mortimer
                                             Frank Mortimer, President,
                                             Principal Executive Officer and
                                             Director





Dated: October 15, 2002                  By: /S/Bryan Carter
                                             Bryan Carter, Vice President
                                             Director





Dated: October 15, 2002                  By: /S/Larry Leverton
                                             Larry Leverton, Secretary
                                             Treasurer and Principal
                                             Accounting Officer and Director













                                    (19)

                               CERTIFICATIONS




I Frank Mortimer, certify that:

1. I have reviewed this annual report on Form 10 KSB of Technical Ventures Inc. .

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements,and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





October 15, 2002                           By: /S/Frank Mortimer
                                               President & Principal
                                               Executive Officer











                                    (20)

                               CERTIFICATIONS




I Larry Leverton, certify that:


1. I have reviewed this annual report on Form 10 KSB of Technical Ventures Inc. .

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements,and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





October 15, 2002                           By: /S/Larry Leverton
                                               Larry Leverton, Secretary
                                               Treasurer and Principal
                                               Accounting Officer and Director













                                    (21)

                           TECHNICAL VENTURES INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF JUNE 30, 2002 AND 2001

                 TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                            TECHNICAL VENTURES INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF JUNE 30, 2002 AND 2001

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                                TABLE OF CONTENTS


 Report of Independent Auditors                                  F - 2

 Consolidated Balance Sheets at June 30, 2002 and 2001           F - 3

 Consolidated Statements of Earnings for each
  of the years ended June 30, 2002, 2001 and 2000                F - 4

 Consolidated Statements of Changes in
  Stockholders' Deficiency for each of the years
  ended June 30, 2002, 2001 and 2000                             F - 5

 Consolidated Statements of Cash Flows for each
  of the years ended June 30, 2002, 2001 and 2000            F - 6 - F - 7

 Notes to Consolidated Financial Statements                  F - 8 - F - 27

Schwartz Levitsky Feldman llp
Chartered Accountants
Toronto, Montreal, Ottawa





                          REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Technical Ventures Inc.

We have audited the accompanying consolidated balance sheets of Technical Ventures Inc. (incorporated in New York State) as of June 30, 2002 and 2001 and the related consolidated statements of earnings, cash flows and changes in stockholders' deficiency for each of the years`ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years ended June 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

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




Toronto, Ontario
August 15, 2002                                         Chartered Accountants


Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


	1167 Caledonia Road
	Toronto, Ontario M6A 2X1
	Tel:  416 785 5353
	Fax:  416 785 5663

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                      2002            2001

                                                        $               $


                        ASSETS

    CURRENT ASSETS

     Cash                                            32,663          22,960
     Accounts receivable (note 3)                   140,195          94,127
     Inventory (note 4)                              69,377          72,702


                                                    242,235         189,789

        DEPOSITS                                     49,528          46,213

        PROPERTY AND EQUIPMENT (note 5)              93,058         114,964



























                                                    384,821         350,966


APPROVED ON BEHALF OF THE BOARD

/S/Frank Mortimer
/s/Larry Leverton

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                      2002            2001
                                                       $               $

                       LIABILITIES

 CURRENT LIABILITIES

  Accounts payable and accrued expenses (note 6)    531,252         791,798
  Current portion of notes payable (note 7)          82,357         366,943
  Capital lease obligations (note 8)                 74,474          74,678
  Loans from private lenders (note 9)                66,878          66,925
  Current portion of loans from stockholders,
   unsecured, interest free (note 10)               263,210         270,263


                                                  1,018,171       1,570,607


 LONG-TERM DEBT, net of current portion

 Convertible debentures (note 13 (g))                  -            248,267
 Notes payable (note 7)                              78,360            -
 Loans from stockholders (note 10)                  115,980         122,344
 Other (note 11)                                     25,823          25,893


										220,163		396,504


 MINORITY INTEREST (note 12)                           -               -


                         STOCKHOLDERS' DEFICIENCY


 CAPITAL STOCK (note 13)                            345,957         271,630

 ADDITIONAL PAID IN CAPITAL (note 13)             5,874,321       5,342,204

 ACCUMULATED OTHER COMPREHENSIVE
  INCOME (note 14)                                  344,128         327,035

 DEFICIT                                         (7,417,919)     (7,557,014)


                                                   (853,513)     (1,616,145)


                                                    384,821         350,966




 See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Earnings
For the years ended June 30
(Amounts expressed in U.S. Dollars)


                                       2002            2001            2000
                                        $               $               $

 NET SALES                          1,145,086       1,281,848       1,367,450

 COST OF SALES                        865,105       1,029,605       1,056,276


 GROSS MARGIN                         279,981         252,243         311,174


	EXPENSES

 Administration                       199,500         245,492         587,059
 Interest and other                   120,206         180,630         172,847
 Research and development              69,894          57,961          78,285
 Selling                              106,812         139,975         154,654
 Contingent related legal expenses       -                742         126,797


                                      496,412         624,800       1,119,642


 LOSS FROM OPERATIONS               (216,431)       (372,557)       (808,468)


  Recovery of contingent expenses      10,372            -               -


  LOSS BEFORE INCOME TAX RECOVERY    (206,059)       (372,557)       (808,468)


  Income tax recovery (note 15)       157,330          44,861          25,055


 LOSS BEFORE EXTRAORDINARY ITEM       (48,729)       (327,696)       (783,413)

  Gain from extinguishment of debt,
   loss applicable income taxes of
   $135,000 (note 7(i))               187,824            -               -


 NET EARNINGS (LOSS)                  139,095        (327,696)       (783,413)

 BASIC LOSS BEFORE EXTRAORDINARY
  ITEM PER COMMON SHARE (note 16)        0.00           (0.01)          (0.03)


 BASIC EARNINGS (LOSS) PER COMMON
  SHARE (note 16)                        0.00           (0.01)          (0.03)


 FULLY DILUTED EARNINGS (LOSS) PER
  COMMON SHARE (note 16)                 0.00           (0.01)          (0.03)




See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                Common
                                Stock
                                Issued and                      Accumulated
                                outstanding                     Additional                      Other
                                Number of                       Paid in                         Comprehensive
                                Shares          Amount          Capital         Deficit         Income
                                                   $               $               $               $



Balance, June 30, 1999        22,198,011        221,980         4,702,463     (6,445,905)         313,319

Issued in exchange for
 services                      2,145,000         21,450           373,721          -                 -

Issued for debt reduction        504,020          5,040            50,402          -                 -

Net loss                            -              -                 -          (783,413)            -

Cumulative translation
 adjustment                         -              -                 -             -               (3,195)


Balance, June 30, 2000        24,847,031        248,470         5,126,586     (7,229,318)         310,124

Issued in exchange for
 services                        527,260          5,273            26,799          -                 -

Issued for debt reduction      1,788,715         17,887           188,819          -                 -

Net loss                            -              -                 -          (327,696)            -

Cumulative translation
 adjustment                         -              -                 -             -               16,911


Balance, June 30, 2001        27,163,006        271,630         5,342,204     (7,557,014)         327,035

Issued in exchange for
 services                        145,200          1,452             5,163          -                 -

Issued for conversion of
 debentures                    2,437,500         24,375           237,454          -                 -

Subscription receivable             -              -             (150,000)         -                 -

Issued for cash                4,850,000         48,500           439,500          -                 -

Net earnings                        -              -                 -           139,095             -

Cumulative translation
    Adjustment                      -              -                 -             -               17,093



Balance, June 30, 2002        34,595,706        345,957         5,874,321     (7,417,919)         344,128



	See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)
                                         2002            2001            2000
                                         $               $               $


CASH FLOWS FROM OPERATING ACTIVITIES

 Net earnings (loss)                    139,095       (327,696)      (783,413)
 Adjustments to reconcile net
  earnings (loss) to net cash used
  by operating activities:

  Amortization                           22,240         23,633         29,410
  Other income (note 7(i))             (322,824)          -              -
  Issue of Common Stock for
   compensation and finance charges        -              -           359,838
  Issue of Common Stock for Services     20,177         32,072         24,400
 (Increase) decrease in accounts
  receivable                            (46,325)        38,421        (12,615)
 (Increase) decrease in inventory         3,127        (12,524)       (16,972)
  Decrease (increase) in prepaid
   expenses                              (3,772)         1,198           -
  Increase (decrease) in accounts
   payable and accrued expenses        (108,391)       162,681        363,654


                                       (296,673)      (82,215)        (35,698)


	CASH FLOWS FROM INVESTING ACTIVITIES

  Decrease (increase) in deposits           331       (33,025)         14,392
  Repayments by stockholders                  -        50,494          10,723
  Property and equipment acquisition       (648)       (8,950)         (8,338)


                                           (317)        8,519          16,777















 See notes to consolidated financial statements.

TECHNICAL VENTURES INC.
Consolidated Statements of Cash Flows
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                        2002            2001            2000
                                        $               $               $

CASH FLOWS FROM FINANCING ACTIVITIES

 Repayments of notes payable         (32,503)         (32,352)       (23,430)
 Proceeds from private lenders          -               5,470           -
 Proceeds from (repayments of)
  stockholders' loans                (12,348)         127,078         18,429
 Proceeds from issue of common
  stock for cash                     338,000             -              -


                                     293,149          100,196         (5,001)


EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES                13,544           (8,503)        15,002


NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE YEAR                  9,703           17,997         (8,920)

Cash balance, beginning of year       22,960            4,963         13,883


Cash balance, end of year             32,663           22,960          4,963



PAYMENTS MADE DURING THE YEAR
 FOR INTEREST                         30,623           17,504         15,923


INCOME TAXES PAID                       -                -              -








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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Principles of Consolidation

      The consolidated financial statements include the accounts of Technical Ventures Inc. ("the Company") and its wholly-owned subsidiaries, Mortile Industries Ltd. ("Mortile"), Fam Tile Restoration Services Ltd. and MPI Perlite Ltd. All material intercompany transactions and balances have been eliminated.

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

   d) Investment Tax Credits

      Refundable foreign investment tax credits related to research and development activities are recognized as income in the year they are received.

   g) Fair Value Presentation

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

   h) Concentration of Credit Risks

      The Company's receivables are unsecured and are generally due in 45 days. The Company's receivables do not represent significant concentrations of credit risk as at June 30, 2002 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

   i) Income Taxes

      The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and`liabilities. In addition, the Company is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

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

   i) Foreign Currency Translation

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

   m) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   n) Contingent Liability Costs

      The Company reflects legal costs incurred for any contingencies as a charge to operations of the year in which the expenditures are determined.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

   o) Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization and impairment provisions of SFAS 142 are effective upon the adoption of SFAS 142. The adoption SFAS 141 and SFAS 142 will not have a material impact on the Company's operating results and financial position.

      In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). This new rule is effective for fiscal years beginning after December 15, 2001. SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be "held and used." In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as "held and used" until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets to be "held for sale". SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of income but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of SFAS 144 will not have a material impact on the Company's operating results or financial position.

      In November 2001, the Emerging Issues Task Force ("EITF") released Issue No.01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that is given to customers or resellers should be accounted for as a reduction of revenue unless the company receives a benefit that is identifiable and that can be reasonably estimated. The adoption of this standard would not have a material impact on the Company's financial position, results of operations or cash flows.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

   o) Recent Accounting Pronouncements   (cont'd)

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB
      Opinion N. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. See note 7(i) for the effect of the adoption of this standard.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement requires recognition of a liability for a cost associated with exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on the Company's financial position or results of operations.



3. ACCOUNTS RECEIVABLE

                                                      2002            2001
                                                      $               $

     Accounts receivable                            140,195          94,127
     Less: Allowance for doubtful accounts             -               -


     Accounts receivable, net                       140,195          94,127

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




4. INVENTORY

   Inventory at June 30, 2002 and 2001 are comprised principally of raw materials.



5. PROPERTY AND EQUIPMENT

   Property and equipment at June 30, 2002 and 2001 are comprised as follows:

                                                       2002            2001
                                                       $               $

   Equipment under capitalized leasing
    arrangements                                     226,927         227,547
   Equipment                                         370,251         371,261
   Furniture and fixtures                             39,940          39,400
   Leasehold improvements                              4,613           4,626


                                                     641,731         642,834

   Less:  Accumulated depreciation
                                                     548,673         527,870


                                                      93,058         114,964




6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                       2002            2001
                                                       $               $

   Trade payable                                     164,948         178,417
   Accrued expenses                                  366,304         613,381


                                                     531,252         791,798

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




7. NOTES PAYABLE

                                                      2002            2001
                                                      $               $

   Notes payable consist of the followings:

   Innovation Ontario Corp.("I.O.C.") outstanding
    balance of $330,249, repayable in quarterly
    instalments of $20,675 including interest
    at 8%. The Company was in default. In 2002,
    the amount was fully discharged (i)                 -           330,249

   Cooper Financial Corp.'s note, repayable
    $3,150 monthly including interest at
    10%, due August, 2002 (ii)                       10,225          36,694


   Previous debenture holder' note, repayable
    $6,500 monthly, including interst at 5%
    (note 13(g))                                    150,492            -



                                                    160,717         366,943

     Less: Current portion                           82,357         366,943


                                                     78,360            -


i) In accordance with the I.O.C. loan provisions, I.O.C. acquired a 15 % interest in Mortile in March 1995 and an additional 15% interest in July 1995. Mortile had previously been a wholly-owned subsidiary of the Company. I.O.C. investment in Mortile was reflected in the financial statements as a minority interest. The Company has been unable to meet payments in respect of this loan. Accordingly the outstanding balance was reflected as a current liability in these financial statements in 2001. The I.O.C. note is collateralized by all previously unsecured assets of the Company.

   Interest in the amount of $90,034 has been accrued on the note payable based on the original loan depreciation table, even though no payments have been made with respect to the loan principal. This amount was being reflected on the financial statements in accounts payable and accrued expenses in 2001.

   In 2002, I.O.C., on the basis of two payments from the company totalling U.S.$86,000 (Canadian $130,000) plus interest discharged its security on its note and assigned its 30% interest in Mortile to Mortile for cancellation.

   In accordance with SFAS No. 140, this transaction was treated as a sale and the resulting gain was recorded in the fiscal year ended June 30, 2002.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)


7. NOTES PAYABLE   (cont'd)

   ii) In August 1999, the Company refinanced its obligation to Cooper Financial Corp. A refinancing charge was assessed, increasing the then outstanding principal balance of $91,208 to $95,999. The terms of the refinancing require 35 monthly payments of $3,150 including interest and a final payment of $954. Interest is at 10%.

  iii) Notes payable mature as follows:

              2003                                    $ 82,357
              2004                                      75,000
              2005                                       3,360


                                                      $160,717



8. CAPITAL LEASE OBLIGATIONS


                                                       2002            2001
                                                       $               $

    Capital lease obligations consist
     of the following:

    Obligations under capitalized leasing
     arrangements, payable in monthly
     instalments of $9,981 net of amount
     representing interest of $2,790;
     the Company is in default and the entire
     balance is past due                             74,474          74,678



9. LOANS FROM PRIVATE LENDERS

                                                        2002            2001
                                                        $               $
   Loans from private lenders are due on
   demand and consist of the following:

	Private investors:
         Interest free                                 16,878         16,925

	Unsecured demand loans:
            Interest at 10%                            25,000         25,000
	    Interest free, convertible into
            50,000 shares of common stock (13(f))      25,000         25,000


                                                       66,878         66,925

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




10. LOANS FROM STOCKHOLDERS

    Loans from stockholders as at June 30, consist of the following:

                                Current         Non-Current             Total
                                   $               $                      $
   a)  June 30, 2002

       Interest free
       - notes and loans        263,210              22,546           285,756
       Accrued compensation        -                 93,434            93,434


                                263,210             115,980           379,190


   b)  June 30, 2001

       Interest free
       - notes and loans        270,263              24,626           294,889
       Accrued compensation        -                 97,718            97,718


                                270,263             122,344           392,607



   c)  As at June 30, 2002 loans from stockholders mature as follows:

                2003                         $       263,210
                2004                                 -
                2005                                 -
                2006                                 -
                2007                                 -
                After 2007                           179,680


                                             $       442,890

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




11. OTHER LOANS

                                                        2002            2001
                                                        $               $


        Other loans consist of the following:

	Unsecured loans from a party related to
        a Board Member of the Company, non-
        interest bearing and not subject to
        specified terms of repayments                  25,823          25,893



12. MINORITY INTEREST

    Prior to 2002, Innovation Ontario Corp ("I.O.C.") had a 30% interest in Mortile. As Mortile was in a capital deficiency position as at June 30, 2001, the minority interest was $nil as at June 30, 2001.

    In 2002, the 30% interest in Mortile owned by I.O.C. was cancelled per the security extinguishment agreement with IOC (note 7(i)).


13. CAPITAL STOCK

    a) Authorized

			50,000,000   Common stock
		    	     $0.01 par value

                Issued                              Shares          Amount
                                                                       $

             June 30, 2002                        34,595,706        345,957
             June 30, 2001                        27,163,006        271,630

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)


13. CAPITAL STOCK   (cont'd)

    b) Common stock issued during the years ended June 30, 2002 and 2001 were as follows:
                                                                    Additional
                                                         Capital       paid in
                                           Number          stock       capital
                                                            $          $
i. During the year ended June 30, 2002,
   145,200 shares of common stock
   were issued for services rendered       145,200         1,452       18,725

   During the year ended June 30, 2002,
   2,437,500 shares of common stock
   were issued in exchange for
   conversion of debentures              2,437,500        24,375      223,892

   During the year ended June 30,
   2002, 4,850,000 shares were issued
   for cash                              4,850,000        48,500      439,500

   During the year ended June 30, 2002,
   1,500,000 of shares of common stock
   were issued for subscription
   receivable                                 -             -        (150,000)
                                       ___________   ___________   ___________

                                         7,432,700        74,327      532,117


ii.During the year ended June 30, 2001,
   527,260 shares of common stock were
   issued for services rendered            527,260         5,273       26,799

   During the year ended June 30, 2001,
   1,313,715 shares of common stock
   were issued in exchange for
   repayment of loans from
   stockholders of $157,646              1,313,715        13,137      144,509


   During the year ended June 30, 2001,
   convertible debentures of $30,000
   plus interest were exchanged for
   475,000 shares of common stock          475,000         4,750       44,310


                                         2,315,975        23,160      215,618

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

13. CAPITAL STOCK   (cont'd)

    b) Common stock issued during the years ended June 30, 2002 and 2001 were as follows: (cont'd)

       iii. These issued shares of common stock were recorded at the fair market values of the shares on the dates of issuance or the fair market value of the services rendered.

       iv. The Company does not have a formal stock-based compensation plan. Stock-based compensation is negotiated on an individual basis.

    c) Significant Private Offering

       The company concluded in January 25, 2002, a secured private placement financing for a sale of $3.5 million of Rule 144 shares at $0.08, in an aggregate of up to $1,120,000. Additionally each share issued would receive 1.6 warrants subscription of price 0.15 per share until December 31, 2002. As of June 30, 2002, 1,750,000 of restricted common shares were issued pursuant to the private placement. All warranty attached with the shares issued were subsequently declined by the stockholders.

    d) The numbers of common shares reserved for convertible debt, stock purchase options and warrants are as follows:

                                              June 30,              June 30,
                                                 2002                  2001

       For convertible debt                    50,000                50,000
       For common stock purchase
       options                              2,050,000                50,000
       For convertible debentures                -                6,498,167
       For warrants                              -                  127,840


                                            2,100,000             6,726,007



    e) Stock Purchase Option

        In January 1990, the Company granted a stock purchase option to a convertible debtholder, which would allow the debtholder to purchase 50,000 shares of the Company's common stock at an exercise price at the then fair market value of $0.50 per share. There is no termination date on the options.

        In June 2002, the Company granted a stock purchase option to a shareholder, which would allow the shareholder to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.15 per share. The options are exercisable no later than September 30, 2002.

        The Company does not have a formal stock purchase option plan other than the above.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




13. CAPITAL STOCK   (cont'd)

    f) Convertible Debt

        Since January 27, 1990, the Company has outstanding a $25,000 principal amount promissory note which is payable upon demand of the holder thereof. Such note is convertible, at any time, at the option of the holder thereof, into 50,000 shares of the Company's common stock at the then fair market value of $0.50 per share.

    g)  Convertible Debentures

        On February 8, 1999, the Company issued an aggregate of $225,000 of 8% convertible debentures. Interest on the debentures is payable quarterly and the principal on the debentures is due on January 31, 2002. From and after the time that such principal amount on the debentures shall have become due and payable (whether at maturity or by acceleration), interest shall be payable, to the extent permitted by law, at the rate equal to the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum rate permitted by law, on the entire unpaid principal amount of this debenture. Unpaid principal plus all accrued and unpaid interest and penalties on the debentures is convertible at a conversion price that is the lesser of $0.176 per share or 75% of the average closing bid price of the common stock on the 10 days prior to when a debenture is presented for conversion. Thus, the debentures are convertible into a minimum of 1,704,545 shares of common stock. In the event the registration statement covering the shares of common stock issuable upon conversion of the debentures is not declared effective by June 8, 1999, the Company shall pay to the holders of the debentures a penalty of one-fifteenth of one percent of the principal amount of the notes for each day beyond such date until such registration statement is declared effective. On January 27, 2002 the debentures were converted to shares as disclosed below.

        As the conversion feature of the convertible debentures represented a minimum of $75,000 discounts to the debentureholders, the Company had recorded the transaction as follows:

              Face value of debentures                $       225,000

              Discounts                                        75,000

              Less: value assigned to warrants
                    (see note 13 (h))                         (21,733)


                                                      $       278,267


        The discounts were expensed during the year ended June 30, 1999.

        On March 27, 2001, $30,000 of convertible debentures, plus interest, were converted into 475,000 shares of common stock of the Company.

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




13. CAPITAL STOCK   (cont'd)

    g) Convertible Debentures   (cont'd)

       On January 27, 2002. the remaining principal balance of the convertible debentures of $248,267 was converted into 2,437,500 shares of common stock of the Company. The interest accrued of $179,585 was converted to a promissory note which would be payable monthly at the amount of $6,500 including interest at the rate of 5% per annum.

    h) Warrants

       On February 8, 1999, the Company issued warrants representing the right to purchase common stock. There will be 127,840 shares of common stock underlying the warrants at an exercise price of $0.176 per share.
       The expiration date of the warrants is January 31, 2002. Using the Black-Scholes method, the Company has calculated and assigned a value of $21,733 to the warrants. These warrants were not exercised prior to their expiration.


14. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards
    No. 130 "Reporting Comprehensive Income" as of January 1, 1999 which requires standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net loss or total stockholders' deficiency. The components of comprehensive income (loss) are as follows:

                                                      2002            2001
                                                      $               $

    Net income (loss)                               139,095         (327,696)

    Other comprehensive income:
     foreign currency translation adjustments        17,093           16,911


    Comprehensive income (loss)                     156,188         (310,785)


    The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars is done only for the convenience of the reader as disclosed in note 2(I).

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




15. INCOME TAXES

    During the year ended June 30, 2002, the Company received $22,330 from research and development refundable tax credits claims filed for the years ended June 30, 2001. It is anticipated that the claim for 2002 will be subject to audit and there can be no assurance that the amount claimed will be honoured. Consequently, the Company does not record the benefits of this claim until it is received.

    Recovery of income taxes for the year ended June 30, 2002 consists of current recovery of Canadian income taxes resulting from the aforementioned tax refund received in the year and from the recovery of income taxes on the application of losses carried forward against the extraordinary gain.

    The following is a summary of the tax effects of significant temporary differences which comprise the Company's deferred tax asset at June 30, 2002.

                                                        U.S.State
                                                        and
                                        Federal         Local        Foreign
                                        at 34%          at 7.5%       at 43%
                                        $               $            $

        Loss carry forwards             772,000         193,000      126,692
	Credits carry forwards:
        Non-refundable credits             -               -           2,844
        Refundable credits                 -               -          26,493
        Valuation allowance            (772,000)       (193,000)    (156,029)


                                           -               -            -


    Aggregate net operating loss carry forwards and tax credit carry forwards and their expirations are summarized as follows:

                                                                  Foreign
                                                                  Research &
    Expiring          Net Operating Loss Carry forward            Development
    June 30,        US Federal   State and Local    Foreign       Tax Credits
                    $               $               $              $

    2003             21,000          21,000           -               950
    2004            150,000         150,000         11,877          1,761
    2005            102,000         102,000         89,088           -
    2006             90,000          90,000           -              -
    2007             70,000          70,000        125,926           -
    Thereafter    1,830,000       1,830,000         67,742            133


                  2,263,000       2,263,000        294,633          2,844

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




16. NET INCOME (LOSS) PER COMMON STOCK

    Net income (loss) per share has been calculated as follows:

                                        2002            2001            2000

                                        $               $               $
Basic loss before extraordinary
 item per share:

 Loss before extraordinary item per
  common stock                        (90,729)        (327,696)     (784,713)

 Weighted average number of shares
  of common stock outstanding       28,791,564       26,313,152    23,580,902


 Loss before extraordinary per
  share of common stock                 0.00           (0.01)          (0.03)


Basic income (loss) per share:

 Net income (loss) per common
 stock                                 139,095        (327,696)     (783,413)

 Weighted average number of
 shares of common stock
 outstanding                        28,791,564       26,313,152    23,580,902


 Net income (loss) per share
  of common stock                       0.00            (0.01)         (0.03)

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




16. NET INCOME (LOSS) PER COMMON STOCK   (cont'd)

    Net income (loss) per share has been calculated as follows:   (cont'd)


                                        2002            2001           2000
                                        $               $              $

Diluted income (loss) per share:

 Net income (loss) per common stock     139,095         (327,696)    (783,413)

 Interest on dilutive convertible debt     -                -            -
 Dividend on dilutive stock
  purchase options                         -                -            -
 Interest on dilutive convertible
  debentures                               -                -            -
 Dividend on dilutive warrants             -                -            -


 Net income (loss) attributable
  to common stock assuming
  dilution                              139,095         (327,696)    (783,413)


 Weighted average number of
  shares of common stock
  outstanding                        28,791,564       26,313,152   23,580,902

 Assumed conversion of dilutive
  convertible debt                        -                -            -
 Assumed conversion of dilutive
  stock purchase options                  -                -            -
 Assumed conversion of dilutive
  convertible debentures                  -                -            -
 Assumed exercise of
  dilutive warrants                       -                -            _


 Weighted average number of
  shares of common stock
  outstanding, assuming dilution     28,791,564       26,313,152   23,580,902


 Net income (loss) per share
  of common stock assuming
  dilution                                 0.00            (0.01)       (0.03)

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)




17. FOREIGN OPERATIONS

    The following table summarizes certain information regarding the Company's US and Canadian operations for the years ended June 30, 2002, 2001 and 2000:

                             US              Canadian           Consolidated
                             $               $                  $

Year ended
June 30, 2002
Revenue
from
unaffiliated
customers                    -               1,145,086           1,145,086


Net earnings (loss)          (90,696)          229,791             139,095


Identifiable assets
 at end of year              -                 433,821             433,821



Year ended
June 30, 2001
Revenue
from
unaffiliated
customers                    -               1,281,848           1,281,848


Net loss                (216,007)             (111,689)           (327,696)


Identifiable assets
 at end of year              -                 350,966             350,966




Year ended
June 30, 2000
Revenue
from
unaffiliated
customers                    -               1,367,450           1,367,450


Net loss                (624,961)             (158,452)           (783,413)


Identifiable assets
 at end of year                                400,949             400,949

TECHNICAL VENTURES INC.
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)


18. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                        For the                 For the
                                        year ended              year ended
                                        June 30,                June 30,
                                        2002                    2001
                                        $                       $

Common stock issued for redemption
 of convertible debentures               248,267                    30,000

Common stock issued for repayment
 of loans from stockholders and
 accrued interest                           -                      176,706


                                         248,267                   206,706





19. MAJOR CUSTOMERS

    Three customer accounted for 65% and two customers accounted for 79% of the Company's consolidated revenues for fiscal 2002 and 2001, respectively.


    The loss of one or more of these customers would have a detrimental effect on the Company's operating results.




20. CONTINGENT LIABILITIES

    The Company is contingently liable under a breach of secrecy agreement, fiduciary duty and misuse of confidential information lawsuit by one of its customers and a default judgement by one of its previous service consultants. Management of the Company is of the opinion that these legal actions will not materially affect the Company's financial position, results of operations or cash flows. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the Company for the resolution of the lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.


21. ACQUISITION - LETTER OF INTENT

    On October 1, 2000, the Company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock of the Company at fair market value on the date of closing. Subsequently, both parties agreed to postpone the closing date and currently negotiations are still on-going. This acquisition, if completed, will be accounted for as a purchase. The acquired company is a manufacturer of industrial products compatible to the Company's operations.

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

    There were no related party transactions for the year ended June 30, 2002.



23. LEASES

    At June 30, 2002, under a real property lease classified as an operating lease, which expires in March, 2003, the Company's future annual minimum rental payments (excluding real estate taxes) are as follows:


                      2003                    $       49,629


    Rent expense was $67,673, $62,879 and $ 63,526 for 2002, 2001 and 2000
    respectively.


24. COMPARATIVE FIGURES

    Certain figures in the 2001 financial statements have been reclassified to conform with the basis of presentation used in 2002.