Form 10QSB
period 2002-09-30
TECHNICAL VENTURES INC
filed 2002-11-07
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended September 30, 2002



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 2002.


              36,095,706 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  15 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]





           ASSETS                       September 30,2002      June 30,2002
                                           Not Audited              Audited


CURRENT ASSETS

  Cash                                           $32,299            $32,663

  Accounts Receivable                            151,241            140,195

  Inventory  [Note 3]                             68,294             69,377



           TOTAL CURRENT ASSETS                 $251,834           $242,235


OTHER ASSETS

  Deposits                                        43,763             49,528


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $537,437
   at Sept. 30,2002 and $548,763 at June 30,
   2002                                          279,374             93,058




           TOTAL ASSETS                         $574,971           $384,821

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002



                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]



           LIABILITIES               September 30,2002          June 30,2002
                                           Not Audited               Audited


CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses         $497,064           $531,252
  Current Portion of Notes Payable
   (Note 4)                                       78,000             82,357
  Capital Lease Obligations (Note 4)              71,229             74,474
  Loans From Private Lenders                      66,143             66,878
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         124,131            263,210


           Total Current Liabilities             836,567          1,018,171



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                   54,776             78,360
  Shareholders                                   283,701            115,980
  Other                                           24,698             25,823


                                                 363,175            220,163




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 36,095,706 at
 Sept. 30, 2002 and 34,595,706 at
 June 30, 2002                                  $360,957           $345,957

Additional Paid in Capital (Note 6):           6,159,320          5,874,321

ACCUMULATED OTHER COMPREHENSIVE INCOME           354,251            344,128
Deficit                                      (7,499,299)        (7,417,919)

Total Stockholders' Deficiency                 (624,771)          (853,513)


                                               $574,971           $384,821


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                       Sept. 30, 2002         Sept. 30, 2001



SALES                                           $250,274             $323,340


COST OF SALES                                    229,239              230,121


GROSS MARGIN                                      21,034               93,219



EXPENSES


  Administration                                  43,651               31,518

  Interest and Other                              14,198               21,580

  Research & Development                          24,717               14,816

  Selling                                         22,368               27,492


                                                 104,934               95,406


LOSS BEFORE UNDER NOTED ITEMS                  ($83,900)             ($2,187)


Recovery of Realty Taxes                          2,521                    -



NET LOSS                                       ($81,379)             ($2,187)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   35,470,706           27,163,006



See Notes To Condensed Consolidated Financial Statements


                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2001     27,163,006     271,630     5,342,204    (7,557,014)     327,035


Common Shares Issued               0



Net Loss                                                              (2,187)

Cumulative Translation
 Adjustment                                                                        35,242



Balance, September 30,
 2001                     27,123,006     271,230     5,342,204    (7,559,201)     362,277





Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128



Subscription Received                                  150,000


Common Shares Issued
(Note 6)                   1,500,000      15,000       135,000



Net Loss                                                            (81,379)

Cumulative Translation
 Adjustment                                                                        10,123



Balance, September 30,
 2002                     36,095,706     360,957     6,159,320   (7,499,299)      354,251




See Notes To Consolidated Financial Statements




                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002



                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                   Three Month Period      Three Month Period
                                         Ended                   Ended
                                     Sept. 30, 2002          Sept. 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                 ($81,379)                ($2,187)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization              12,701                   6,188

  Increase) Decrease In Accounts
  Receivable                                (17,154)                (81,325)
 (Increase) Decrease In Prepaid Expenses      3,608                    (561)
 (Increase) Decrease In Inventory            (1,940)                  5,923
  Increase (Decrease) In Accounts
   Payable And Accrued Expense              (11,042)                 86,767


                                            (95,206)                 14,805


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                  -                     318
 (Increase) Decrease In Advances
  to Stockholders                                 -                       -
  Acquisition of Equipment & Property      (203,071)                    255


                                           (203,071)                    573


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                (10,225)                 (5,712)
  Proceeds from Private Lenders             (17,718)                      -
  Proceeds from (repayments of)
   Stockholders' Loans                       45,164                  (7,943)
  Proceeds from stock option issuances      300,000                       -


                                            317,221                 (13,655)


EFFECT OF EXCHANGE RATE ON CASH             (19,308)                (18,065)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                        (364)                (16,342)

Cash Balance, beginning of period            32,663                  22,960


Cash Balance, end of period                 $32,299                  $6,618


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                $5,418                  $5,075


See Notes To Condensed Consolidated Financial Statements


                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30,2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2002.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at September 30, 2002, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002


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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                            September 30,             June 30,
                                    2002                 2002

         Raw Materials           $68,294              $69,377







                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002


NOTE  4:  LONG TERM DEBT:

          In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation was guaranteed by a stockholder. A refinancing charge was assessed thereby increasing the principal owed to US $95,999 . At September 30, 2002 the new loan provisions consisting of monthly payments of $3,150 was completed and the note was discharged.

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585 . This note is payable monthly at the amount of $6,500, including interest at the rate of 5% per annum. At Sept. 30, 2002 the company was current with these payments.

          At September 30, 2002 a lease payable to FBX Holdings, in the amount of $127,295 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the September 30,2002 balance sheet as a current liability.


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


        The shares issuance's for the three months ended September 30, 2002 are summarized as follows:

Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds   Expense
                                   In Capital


For Cash
Consid-
eration
From
Private
Investors    1,500,000    15,000      135,000



TOTALS       1,500,000    15,000      135,000



Common shares were issued during the quarter ending September 30, 2002 for cash. The shares have been valued at their fair market value considering that they are restricted shares.







                                    (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2002



The share issuance's for the three months ended September 30, 2002 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds      Expense
                                   In Capital


NONE                 -


TOTALS               -         -            -         -         -          -






NOTE 7:	MAJOR CUSTOMERS


        Four customers accounted for 75 % of consolidated net revenues for the three month period of fiscal 2003, ending September 30, 2002.
        In the corresponding period of fiscal 2001, 88 % of consolidated revenues were accounted for by four customers. The loss of one or more of these customers would have a detrimental effect on operating results.





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





                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002


                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first three months of fiscal 2003 the company incurred an operating loss of ($81,379), on net sales revenues of $250,274. Operations were funded by investment capital, accounts receivable, and a realty tax refund.

Subscribed capital of $150,000, at June 30, 2002, was received during the first quarter of fiscal 2003. An additional private placement of 1.5 million restricted shares, for US $150,000 was transacted at a price of US $0.10 per share.

An income tax claim relative to R&D expenses will be filed for fiscal 2002 of approximately $41,000 CD. . All such claims are audited by the Canadian Tax Department and therefore there can be no assurance that the claim will be refunded as filed or even in its entirety. As a result, the benefits of this claim are only recorded when it is received.

Additionally, 3,600,000 options were outstanding as of September 30, 2002, with an aggregate strike price value of US $650,000, should they be exercised However, there can be no assurance of this. Furthermore 3,500,000 of these options will expire at December 31, 2002.

The accrued and outstanding interest due a former debenture holder has been established as a note payable, bearing 5% per annum interest, with an outstanding balance of $132,776 at September 30, 2002 . Monthly payments of $6,500 are being maintained and were current at September 30, 2002.

A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the September 30, 2002 balance sheet as a current liability. The creditor fully appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis; please reference Financial Note 2, "Going Concern". It is anticipated that cash flows from operations in the immediate future will be minimally sufficient to meet requirements, however, there can be no assurance of this and in order that current operations, development and growth be sustained, there is therefore the need of additional financing. TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.


                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002


The new foaming product's introduction to many potential customers could necessitate, should the marketing efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30%. Acquisition of additional equipment became necessary to performing relative manufacturing functions in house and afford the ability to demonstrate the use of proprietary foams and the new HSF foam to potential customers, rather than contracting the work to an outside firm. In that regard, two injection molding machines and a compound mixer were acquired during the first quarter of fiscal 2003 at a total purchase value of $203,071 . The units are not new equipment but had been well maintained and are operational. These units are being financed by investment in the company.


Results of Operations:

Net sales revenues for the first three months of fiscal 2002 decreased 23 % when compared to those for the corresponding period of the previous year.
The decrease taking place in both custom compounding and proprietary products. The decrease due to in part to the loss of a major customer, who moved their compounding requirements to their own facility off shore, and whose revenue had accounted for 20 % of all revenues in the first quarter of fiscal 2002. Additionally, another major customer incurred steep declines of 62% in their sales orders, which in turn effected the company's proprietary products revenue. However, sales revenues as a result of the new HSF foaming proprietary product, partially offset the declines experienced. With the new equipment acquired and on going marketing efforts it is expected that this decline will be slowed and hopefully eliminated in the second quarter, with sales revenues increasing in subsequent quarters, although there can be no assurance of this.

Comparative gross margins, as a percent of revenue, decreased to 8 % from 29 %. for the three month comparative period. This decline is primarily based on decreased sales, resources directed to the installation and set up of the acquired equipment and upgrading and maintenance of existing equipment, thereby maintaining the highly experienced manufacturing work-force.

Overall operating expenses increased 10% over the corresponding period of the previous year.

Administrative expenses increased 38.5 %, when compared to those for the corresponding three month period of the previous year as legal expense occurred relative to a claim by a former financial consulting firm, Please note Part II, Item I. Additionally there was an accrual for potential vacation pay expense.

Financial expenses decreased 34 % when compared to those for the corresponding three month period of the previous year, expenses such as accrued interest declined due to reduction of debt, the non-recurrence of accrued interest for ODC/IOC and the convertible debenture.



                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002



R&D expenses increased 67 % when compared to those for the corresponding period of the previous year as development of proprietary products expanded.


Selling expenses decreased 19% when compared to previous year as selling expenses in the US have been reduced and the resources directed to product development.


The foaming products are for the plastics and rubber industry, and are a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent. During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-linkable - expandable plastic compound made for direct injection processes. During a 'direct inject' process, a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hour treatment at 105 degrees Celcius (221 Degrees F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.

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


At September 30, 2002 there was a back log of orders totaling $84,395 .




Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.






                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002


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

   At September 30, 2002 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.

   Separately, Technical Ventures Inc. has retained counsel to submit, on its behalf, a motion to set aside a default judgment entered against the Company, in the amount of US$172,500, in the District Court in the third Judicial District, Court of Salt Lake City, Utah. The Company bases its motion on two grounds. First, the default judgment is void because The Company was not properly served with the Summons and Complaint. Secondly, the Company claims that it should also be relieved from the default judgment in the interest of justice because its failure to timely file an answer due to lack of notice constitutes, at the least, excusable neglect on the part of the Clerk's Office or the postal service and because it has a meritorious defense to the complaint. On September 30, 2002 the Company's motion was granted and the default judgment was set aside.





                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2002


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first quarter of fiscal 2003, 1,500,000 Restricted common stock were issued pursuant to Section 4, of The Securities Exchange Act. This Private Placement afforded the company $150,000. US in equity capital.


        All capital received relative to the Private Placement issuance is being used for working capital.

        Additionally, 3,600,000 options were outstanding at September 30,2002, with an aggregate strike price value of US $650,000 , should they be exercised. However, there can be no assurance of this. Furthermore 3,500,000 of these options will expire at December 31, 2002.




        Restricted Stock is issued to pursuant to Section 4(2) of The Securities Exchange Act and may only be registered and sold pursuant to Rule 144, unless the restricted stock is registered by the company, by means of any formal registrations which may be available to it.






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











                                            TECHNICAL VENTURES INC.


Date:  November 7, 2002                     BY: /S/Frank Mortimer
                                                Frank Mortimer, President
                                                and Chief Executive Officer








Date:  November 7, 2002                     BY: /S/Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer















                                    (15)

                               CERTIFICATIONS




I Frank Mortimer, certify that:

1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated Sept. 30, 2002 .

2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements,and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.





November 7, 2002                           By: /S/Frank Mortimer
                                               President & Principal
                                               Executive Officer











                                    (16)

                               CERTIFICATIONS




I Larry Leverton, certify that:


1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated Sept. 30, 2002 .

2. Based on my knowledge, this periodic report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this periodic report; and

3. Based on my knowledge, the financial statements,and other financial information included in this periodic report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this periodic report.





November 7, 2002                           By: /S/Larry Leverton
                                               Larry Leverton, Secretary
                                               Treasurer and Principal
                                               Accounting Officer and Director













                                    (17)