Form 10QSB
period 2002-12-31
TECHNICAL VENTURES INC
filed 2003-02-18
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended December 31, 2002



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of February 14, 2003.


              38,705,706 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  18 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]





           ASSETS                       December 31,2002       June 30,2002
                                           Not Audited              Audited


CURRENT ASSETS

  Cash                                           $17,800            $32,663

  Accounts Receivable                             87,509            140,195

  Inventory  [Note 3]                             53,028             69,377



           TOTAL CURRENT ASSETS                 $158,337           $242,235


OTHER ASSETS

  Deposits  [Note 8]                              44,240             49,528


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $559,373
   at Dec. 31,2002 and $548,763 at June 30,
   2002                                          271,053             93,058




           TOTAL ASSETS                         $473,630           $384,821

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002



                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]



           LIABILITIES               December 31,2002          June 30,2002
                                          Not Audited               Audited


CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses         $534,721           $531,252
  Current Portion of Notes Payable
   (Note 4)                                       89,875             82,357
  Capital Lease Obligations (Note 4)              71,670             74,474
  Loans From Private Lenders                      65,292             66,878
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         120,899            263,210

           Total Current Liabilities             882,457          1,018,171



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                   38,026             78,360
  Shareholders                                   273,710            115,980
  Other                                           24,993             25,823


                                                 336,729            220,163




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 36,195,706 at
 Dec. 31, 2002 and 34,595,706 at
 June 30, 2002                                  $361,957           $345,957

Additional Paid in Capital (Note 6):           6,168,320          5,874,321

ACCUMULATED OTHER COMPREHENSIVE INCOME           353,351            344,128
Deficit                                      (7,629,184)        (7,417,919)

Total Stockholders' Deficiency                 (745,556)          (853,513)


                                               $473,630           $384,821


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                        Six Months Ended     Six Months Ended
                                         Dec. 31, 2002         Dec. 31, 2001



SALES                                           $397,616             $547,666


COST OF SALES                                    391,456              399,805


GROSS MARGIN                                       6,160              147,861



EXPENSES


  Administration                                 103,646               48.852

  Interest and Other                              32,145               60,152

  Research & Development                          50,395               30,653

  Selling                                         33,760               54,178


                                                 219,946              193,835


LOSS BEFORE UNDER NOTED ITEMS                  (213,786)             (45,974)


Recovery of Realty Taxes                          2,521                    -



NET LOSS                                      ($211,265)            ($45,974)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   35,797,880           27,163,006



See Notes To Condensed Consolidated Financial Statements


                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                        Dec. 31, 2002          Dec. 31, 2001



SALES                                           $147,342             $224,326


COST OF SALES                                    162,217              169,684


GROSS MARGIN                                    (14,875)               54,642



EXPENSES


  Administration                                  59,994               17,335

  Interest and Other                              17,948               38,571

  Research & Development                          25,678               15,838

  Selling                                         11,391               26,685


                                                 115,011               98,429


LOSS BEFORE UNDER NOTED ITEMS                  (129,886)             (43,787)




NET LOSS                                      ($129,886)            ($43,787)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   36,125,054           27,163,006



See Notes To Condensed Consolidated Financial Statements


                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2001     27,163,006     271,630     5,342,204    (7,557,014)     327,035


Common Shares Issued               0



Net Loss                                                             (45,974)

Cumulative Translation
 Adjustment                                                                        43,461



Balance, December 31,
 2001                     27,163,006     271,630     5,342,204    (7,602,988)     370,496





Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128



Subscription Received                                  150,000


Common Shares Issued
(Note 6)                   1,600,000      16,000       144,000



Net Loss                                                            (211,264)

Cumulative Translation
 Adjustment                                                                        9,223



Balance, December 31,
 2002                     36,195,706     361,957     6,168,320   (7,629,184)     353,351




See Notes To Consolidated Financial Statements




                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002



                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                    Six Month Period        Six Month Period
                                          Ended                   Ended
                                      Dec. 31, 2002           Dec. 31, 2001

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                ($211,265)               ($45,974)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization              25,701                  11,507

  Increase) Decrease In Accounts
  Receivable                                 47,409                 (14,479)
 (Increase) Decrease In Prepaid Expenses      3,630                    (556)
 (Increase) Decrease In Inventory            13,737                  11,128
  Increase (Decrease) In Accounts
   Payable And Accrued Expense               23,470                  43,336


                                            (97,318)                  4,962


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits               (143)                    315
 (Increase) Decrease In Advances
  to Stockholders                               (63)                    (26)
  Acquisition of Equipment & Property      (207,202)                      -


                                           (207,408)                    289


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                (10,225)                (11,520)
  Repayments from Private Lenders           (23,399)                     -
  Proceeds from (repayments of)
   Stockholders' Loans                       29,695                  11,228
  Proceeds from stock option issuances      309,999                       -


                                            306,070                    (292)


EFFECT OF EXCHANGE RATE ON CASH             (16,207)                (21,102)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                     (14,863)                (16,143)

Cash Balance, beginning of period            32,663                  22,960


Cash Balance, end of period                 $17,800                  $6,817


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                               $11,359                  $8,630


See Notes To Condensed Consolidated Financial Statements


                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31,2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2002.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at December 31, 2002, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002


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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                             December 31,             June 30,
                                    2002                 2002

         Raw Materials           $53,028              $69,377







                                     (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002


NOTE  4:  LONG TERM DEBT:

          In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation was guaranteed by a stockholder. A refinancing charge was assessed thereby increasing the principal owed to US $95,999 . At September 30, 2002 the new loan provisions consisting of monthly payments of $3,150 were fulfilled and the note was discharged.

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585 . This note is payable monthly at the amount of $6,500, including interest at the rate of 5% per annum. At December 31, 2002 the company was current with these payments.

          At December 31, 2002 a lease payable to FBX Holdings, in the amount of $127,295 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the December 31,2002 balance sheet as a current liability.


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


        The shares issuance's for the six months ended December 31, 2002 are summarized as follows:

Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds   Expense
                                   In Capital


For Cash
Consid-
eration
From
Private
Investors    1,600,000    16,000      144,000            160,000



TOTALS       1,600,000    16,000      144,000            160,000



Common shares were issued during the six month period ending December 31, 2002 for cash. The shares have been valued at their fair market value considering that they are restricted shares.







                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002



The share issuance's for the six months ended December 31, 2001 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds      Expense
                                   In Capital


NONE                 -


TOTALS               -         -            -         -         -          -






NOTE 7:	MAJOR CUSTOMERS


        Five customers accounted for 78 % of consolidated net revenues for the six month period of fiscal 2003, ending December 31, 2002.
        In the corresponding period of fiscal 2001, 74 % of consolidated revenues were accounted for by four customers. The loss of one or more of these customers would have a detrimental effect on operating results.





NOTE 8: ACQUISITION LETTER OF INTENT


        On October 1, 2000, the company entered into a letter of intent to acquire by November 1, 2000, all of the outstanding shares of an unrelated company in exchange for the issuance of 2,125,000 shares of common stock. Subsequently, both parties agreed to postpone the closing date but have now mutually agreed to cancel the letter of intent. The acquiree company has agreed to repay to the company, the loan of $50,000 CND made to it in late 2000.
        currently, negotiations are still ongoing. This acquisition, if completed, will be accounted for as a purchase. The acquiree company is a manufacturer of industrial products compatible to current operations.





                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002


                         PART 1 - FINANCIAL INFORMATION



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS



Liquidity and Capital Resources:


During the first six months of fiscal 2003 the company incurred an operating loss of ($213,786), on net sales revenues of $397,616. Operations were funded by investment capital, accounts receivable and a realty tax refund.

Subscribed capital of $150,000, at June 30, 2002, was received during the first six months of fiscal 2003. Additionally the private placement of 1.6 million restricted shares, for US $160,000 was transacted at a price of US $0.10 per share.

An income tax claim relative to R&D expenses will be filed for fiscal 2002 of approximately $41,000 CD. . All such claims are audited by the Canadian Tax Department and therefore there can be no assurance that the claim will be refunded as filed or even in its entirety. As a result, the benefits of such claims are only recorded when it is received.

Additionally, 3,600,000 options were outstanding as of December 31, 2002, with an aggregate strike price value of US $650,000, should they be exercised. However, there can be no assurance of this; 3,500,000 of these options were to have expired at December 31, 2002, but have subsequently been extended to March 31, 2003.

The accrued and outstanding interest due a former debenture holder was established as a note payable, bearing 5% per annum interest, with an outstanding balance of $127,901 at December 31, 2002 , with monthly payments current at December 31, 2002. A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the December 31, 2002 balance sheet as a current liability. The creditor fully appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis; please reference Financial Note 2, "Going Concern". It is anticipated that cash flows from operations in the immediate future will be insufficient to meet requirements, however, there can be no assurance of this and in order that current operations, development and growth be sustained, there is therefore the need of additional financing.
TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future.




                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002



Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

The new foaming product's introduction to many potential customers could necessitate, should the marketing efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30%.
Acquisition of additional equipment became necessary to performing relative manufacturing functions in house and afford the ability to demonstrate the use of proprietary foams and the new HSF foam to potential customers; rather than contracting the work to an outside firm. In that regard, two injection molding machines and a compound mixer were acquired during the first six months of fiscal 2003 at a total purchase value of $203,071 . The units are not new equipment but had been well maintained and are operational. These units are being financed by investment in the company.


Results of Operations:

Net sales revenues for the first six months of fiscal 2002 decreased 27 % when compared to those for the corresponding period of the previous year. The decrease taking place in both custom compounding and proprietary products. The decrease due to in part to the loss of a major customer, who have moved their compounding requirements to their own facility off shore, and whose revenue had accounted for 23 % of all revenues in the first six months of fiscal 2002. Additionally, another major customer incurred steep declines of 39% in their sales orders, which in turn effected the company's proprietary products revenue. However, sales revenues as a result of the new HSF foaming proprietary product, partially offset the declines experienced. With the new equipment acquired and on going marketing efforts it is expected that this decline will be slowed and hopefully eliminated in the third quarter, with sales revenues increasing in the fourth quarter, although there can be no assurance of this.

Comparative gross margins, as a percent of revenue, decreased to 2 % from 27 %. for the six month comparative period. This decline is primarily based on decreased sales, resources directed to the installation and set up of the acquired equipment, the upgrading and maintenance of existing equipment, thereby maintaining the highly experienced manufacturing work-force.


Overall operating expenses increased 13 % over the corresponding period of the previous year.


Administrative expenses increased 112%, when compared to those for the corresponding six month period of the previous year as legal expense occurred relative to a claim by a former financial consulting firm, Please note
Part II, Item I. Additionally there has been an accrual for potential vacation pay expense.


Financial expenses decreased 47% when compared to those for the corresponding six month period of the previous year, expenses such as accrued interest declined due to reduction of debt, the non-recurrence of accrued interest for ODC/IOC and the convertible debenture.


                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002


R&D expenses increased 64 % when compared to those for the corresponding period of the previous year as development of proprietary products continues to be expanded.


Selling expenses decreased 38% when compared to previous year as selling expenses in the US and Canada have been reduced and the resources redirected to product development.


For the quarter ending December 31, 2002, net revenues decreased 34% when compared to the corresponding period of the previous fiscal year. As reported for the six month period; the loss of a major customer, steep declines in compounding requirements of another major customer, resources directed to the installation and set up of acquired equipment and the upgrading and maintenance of existing equipment, and maintaining the highly experienced manufacturing work-force, effected manufacturing performance for this most recent fiscal period and the resultant manufacturing loss of ($14,874).

As reported for the six month period, administration expenses increased over the corresponding period of the previous year due to increase legal expense and accrual of potential vacation pay expense. The decrease for Financial expense, the increase in R&D expense and decline in Selling expense are as reported for the six month period of fiscal 2003.


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



                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002






At December 31, 2002 there was a back log of orders totaling $93,264 .












Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.






















                                    (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002


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

   At December 31, 2002 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.

   Separately, Technical Ventures Inc. has retained counsel to submit, on its behalf, a motion to set aside a default judgment entered against the Company, in the amount of US$172,500, in the District Court in the third Judicial District, Court of Salt Lake City, Utah. The Company bases its motion on two grounds. First, the default judgment is void because The Company was not properly served with the Summons and Complaint. Secondly, the Company claims that it should also be relieved from the default judgment in the interest of justice because its failure to timely file an answer due to lack of notice constitutes, at the least, excusable neglect on the part of the Clerk's Office or the postal service and because it has a meritorious defense to the complaint. On September 30, 2002 the Company's motion was granted and the default judgment was set aside. On October
   18 th, 2002 the Company filed a counter claim against plaintiff in the Utah court.





                                    (15)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2002


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first six months of fiscal 2003, 1,600,000 Restricted common stock were issued pursuant to Section 4, of The Securities Exchange Act. This Private Placement afforded the company $160,000. US in equity capital.


        All capital received relative to the Private Placement issuances is being used for working capital.


        At December 31, 2002, 3,600,000 options were outstanding; 3.5 million of these options expired on December 31,2002, and were subsequently extended to March 31, 2003. Should all the options be exercised they have an aggregate strike price value of $650,000 . However, there can be no assurance of this.


        Restricted Stock is issued to pursuant to Section 4(2) of The Securities Exchange Act and may only be registered and sold pursuant to Rule 144, unless the restricted stock is registered by the company, by means of any formal registrations which may be available to it.


        Additionally, on November 20th, 2002 the Board of Directors resolved to establish register The 2002 Benefit Plan of Technical Ventures Inc., in which four million common stock of the company would be made available to employees, managers, officers and other contributing individuals, deemed fit by the board, as incentives to develop and maintain personel and would proceed to prepare and file an S8 Registration relative to this plan.


        In that regard, on December 24th, 2002, the company filed an S8 Registration, relative to The 2002 Benefit Plan of Technical Ventures Inc., in which four million common stock were registered. The registration became effective on filing. All capital received pursuant to this plan will be used for working capital.


        At the date of this report and during the current fiscal quarter 2,510,000 shares have been issued pursuant to the S8 Registration, and The 2002 Benefit Plan of Technical Ventures Inc. Issuances were to personell of the company's wholly owned subsidiary Mortile Industries Ltd. Included in the issuances are 550,000 shares acquired by Mr. Frank Mortimer, President of Mortile Industries and Technical Ventures Inc; as well, 350,000 shares acquired by Larry Leverton VP/Secretary of Mortile Industres and Technical Ventures Inc.







                                    (16)





   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002





ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K


         (a)    Exhibits - none

         (b)    Reports  - none





























                                    (17)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2002




                                   SIGNATURES











        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                            TECHNICAL VENTURES INC.


Date:  February 14, 2003                    BY: /S/Frank Mortimer
                                                Frank Mortimer, President
                                                and Chief Executive Officer








Date:  February 14, 2003                    BY: /S/Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer


























                                    (18)

                               CERTIFICATIONS




I Frank Mortimer, certify that:

1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated December 31, 2002 .

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





February 14, 2002                          By: /S/Frank Mortimer
                                               President & Principal
                                               Executive Officer











                                    (19)

                               CERTIFICATIONS




I Larry Leverton, certify that:


1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated December 31, 2002 .

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





February 14, 2002                          By: /S/Larry Leverton
                                               Larry Leverton, Secretary
                                               Treasurer and Principal
                                               Accounting Officer and Director













                                    (20)