Form 10QSB
period 2003-03-31
TECHNICAL VENTURES INC
filed 2003-04-28
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended March 31, 2003



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of March 31, 2003.


              39,686,106 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of 18  Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2003



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]





           ASSETS                        March 31,2003         June 30,2002
                                           Not Audited              Audited


CURRENT ASSETS

  Cash                                          $5,014              $32,663

  Accounts Receivable                          218,563              140,195

  Inventory  [Note 3]                           81,046               69,377



           TOTAL CURRENT ASSETS               $304,623             $242,235


OTHER ASSETS

  Deposits  [Note 8]                            48,222               49,528


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $593,897
   at March 31,2003 and $548,763 at June 30,
   2002                                        296,710               93,058




           TOTAL ASSETS                       $649,555             $384,821

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003



                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]



           LIABILITIES                  March 31,2003          June 30,2002
                                          Not Audited               Audited


CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses      $644,958              $531,252
  Current Portion of Notes Payable
   (Note 4)                                    90,000                82,357
  Capital Lease Obligations (Note 4)           77,029                74,474
  Loans From Private Lenders                   66,436                66,878
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free      111,940               263,210

           Total Current Liabilities          990,363             1,018,171



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                48,846                78,360
  Shareholders                                304,240               115,980
  Other                                        26,862                25,823


                                              379,948               220,163




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 39,686,106 at
 March. 31, 2003 and 34,595,706 at
 June 30, 2002                               $396,861              $345,957

Additional Paid in Capital (Note 6):        6,373,456             5,874,321

ACCUMULATED OTHER COMPREHENSIVE INCOME        325,805               344,128
Deficit                                   (7,816,878)           (7,417,919)

Total Stockholders' Deficiency              (720,756)             (853,513)


                                            $649,555               $384,821


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2003



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                       Nine Months Ended    Nine Months Ended
                                         Mar. 31, 2003         Mar. 31, 2002



SALES                                           $653,739             $840,681


COST OF SALES                                    611,670              615,995


GROSS MARGIN                                      42,069              224,686



EXPENSES
  Administration                                 199,940               94,055

  Interest and Other                              59,652               84,146

  Research & Development                          91,684               51,463

  Selling                                         85,792               89,368

  Contingent Related Legal Expense                 6,480                    -


                                                 443,548              319,032


LOSS BEFORE UNDER NOTED ITEMS                  (401,479)             (94,346)


Recovery of Contingent, Realty Taxes,
 & R&D Expenses                                    2,521               22,330



NET LOSS                                      $(398,958)            ($72,016)



BASIC LOSS PER COMMON SHARE                      ($0.01)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.01)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   36,590,458           27,737,551



See Notes To Condensed Consolidated Financial Statements


                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                        Mar. 31, 2003          Mar. 31, 2003



SALES                                           $256,123             $293,016


COST OF SALES                                    220,214              216,190


GROSS MARGIN                                      35,909               76,826



EXPENSES


  Administration                                  96,294               45,203

  Interest and Other                              27,508               23,993

  Research & Development                          41,289               20,810

  Selling                                         52,032               35,191

  Contingent Related Expenses                      6,480                    -


                                                 223,603              125,197


LOSS BEFORE UNDER NOTED ITEMS                  (187,694)             (48,371)

  Recovery of Contingent Expense;
  Realty & R&D Tax Refund                              -               22,330



NET LOSS                                      ($187,694)            ($26,041)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   38,210,839           28,918,562



See Notes To Condensed Consolidated Financial Statements


                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2001     27,163,006     271,630     5,342,204    (7,557,014)     327,035


Common Shares Issued       3,437,500      34,375       308,892
 (Note 6)


Net Loss                                                             (72,016)

Cumulative Translation
 Adjustment                                                                        44,141



Balance, March 31,
 2002                     30,600,506     306,005     5,646,096    (7,629,030)     371,176





Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128



Subscription Received                                  150,000

Common Shares Issued
 (Note 6)                  2,300,000     23,000        187,000

S8 Common Shares Issued
 (Note 6)                  2,790,400     27,904        162,136


Net Loss                                                            (398,958)

Cumulative Translation
 Adjustment                                                                      (18,323)



Balance, March 31,
 2003                    39,686,106     396,861      6,373,456    (7,816,878)     325,805





See Notes To Consolidated Financial Statements




                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003



                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                    Nine Month Period      Nine Month Period
                                          Ended                   Ended
                                      Mar. 31, 2003           Mar. 31, 2002

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                 ($398,958)              ($72,016)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization                26,400                 16,839

  Stock Issued For Services                   105,040                      -

  Increase) Decrease In Accounts
  Receivable                                 (73,558)               (76,519)
 (Increase) Decrease In Prepaid Expenses        3,159                  (556)
 (Increase) Decrease In Inventory             (9,289)                 17,962
  Increase (Decrease) In Accounts
   Payable And Accrued Expense                 95,479                 43,959


                                            (251,727)               (70,331)


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                (153)                    315
 (Increase) Decrease In Advances
  to Stockholders                                   -                      -
 Acquisition of Equipment & Property        (226,860)                  (441)


                                            (227,013)                  (126)


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                 (10,225)               (11,521)
  Repayments from Private Lenders            (12,514)                      -
  Proceeds from (repayments of)
   Stockholders' Loans                         23,979                  1,273
  Proceeds From Issue of Stock                449,999                 90,000


                                              446,239                 79,752


EFFECT OF EXCHANGE RATE ON CASH                 4,852               (21,410)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                      (27,649)               (12,115)

Cash Balance, beginning of period              32,663                 22,960


Cash Balance, end of period                    $5,014                $10,845


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                 $16,616                $10,059


See Notes To Condensed Consolidated Financial Statements


                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31,2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2002.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at March 31, 2003, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                                March 31,             June 30,
                                    2003                 2002

         Raw Materials           $81,046              $69,377







                                     (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


NOTE  4:  LONG TERM DEBT:

          In August 1999 refinancing of the note payable to Cooper Financial Corp. was completed. This obligation was guaranteed by a stockholder. A refinancing charge was assessed thereby increasing the principal owed to US $95,999 . At September 30, 2002 the new loan provisions consisting of monthly payments of $3,150 were fulfilled and the note was discharged.

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585 in January of 2002. This note is payable monthly at the amount of $6,500, including interest at the rate of 5% per annum. Currently the creditor has allowed deferral of payments, which resulted in the note's principal balance being increased by $16,750 and monthly payments increased to $7,500.. The outstanding note balance at March 31, 2003 being $138,846.

          At March 31, 2003 a lease payable to FBX Holdings, in the amount of $137,661 including principal and interest, is in default. The creditor has not called the obligation, however, payment is due on demand and as such the balance is reflected on the December 31,2002 balance sheet as a current liability.


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


        The shares issuance's for the nine months ended March 31, 2003 are summarized as follows:

Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds    Expense
                                   In Capital


For Cash
Consid-
eration
From
Private
Investors    2,300,000    23,000      187,000            210,000

The 2002
Benefit
Plan - S8
Registration 2,790,400    27,904      162,136             85,000     105,040



TOTALS       5,090,400    50,904      349,136            295,000     105,040



Common shares were issued during the nine month period ending March 31, 2003 for cash and services. The shares have been valued at their fair market value with due consideration being given to those issued as "restricted stock", to private investors.







                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003



The share issuance's for the nine months ended March 31, 2002 are summarized as follows:


Nature
Of
Payments       Number of   Paid Up   Additional   Issue    Subscription
               Shares      Capital   Paid         Expense  Proceeds     Expense
                                     In Capital

Convertible
 Debenture    2,437,500     24,375      223,892      -            -          -

Subscription
Related
Issuances     1,000,000     10,000       80,000      -         90,000        -



TOTALS        3,437,500     34,375      303,892      -         90,000        -






NOTE 7:	MAJOR CUSTOMERS


        Five customers accounted for 80% of consolidated net revenues for the nine month period of fiscal 2003, ending March 31, 2003.
        In the corresponding period of fiscal 2002, 77% of consolidated revenues were accounted for by five customers. The loss of one or more of these customers would have a detrimental effect on operating results.





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





                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


                         PART 1 - FINANCIAL INFORMATION



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:


During the first nine months of fiscal 2003 the company incurred an operating
loss of ($398,959), on net sales revenues of $653,739.   Operations were
funded by investment capital, accounts receivable, a realty tax refund and increases in accounts payable.

Subscribed capital of $150,000, at June 30, 2002, was received during the first nine months of fiscal 2003. Additionally the private placements of 2.3 million restricted shares, for US $210,000 in aggregate were transacted at an average price of US $0.09 per share.

An income tax claim relative to R&D expenses was filed for fiscal 2002 of approximately $41,000 CD.. All such claims are audited by the Canadian Tax Department and therefore there can be no assurance that the claim will be refunded as filed or even in its entirety. As a result, the benefits of such claims are only recorded when it is received.

Additionally, 1,600,000 options were outstanding as of March 31, 2003, with an aggregate strike price value of US $350,000, should they be exercised. However, there can be no assurance of this.

The accrued and outstanding interest due a former debenture holder was established as a note payable, bearing 5% per annum interest, with an outstanding balance of $138,846 at March 31, 2003 and monthly payments of $7,500 [Note 4].

A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the March 31, 2003 balance sheet as a current liability. The creditor fully appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

The new foaming product's introduction to many potential customers could necessitate, should the marketing efforts come to fruition, immediate expansion of existing warehouse facilities by approximately 30%. Acquisition of additional equipment became necessary to performing relative manufacturing functions in house and afford the ability to demonstrate the use of proprietary foams and the new HSF foam to potential customers; rather than contracting the work to an outside firm. In that regard, two injection molding machines and a compound mixer were acquired during the first nine months of fiscal 2003 at a total purchase value of $203,071 . The units are not new equipment but had been well maintained and are operational. These units are being financed by investment in the company. However, significant property and equipment purchases and/or expansion of facilities will only be considered if demand for company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.


                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis; please reference Financial Note 2, "Going Concern". It is anticipated that cash flows from operations in the immediate future will be insufficient to meet requirements, however, there can be no assurance of this and in order that current operations, development and growth be sustained, there is therefore the need of additional financing. TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds through private or public issuance's in the future. Additionally, efforts in HSF foam products are advancing and there appears to be imminent potential for use in three major markets, automotive, services and toys.



Results of Operations:


Net sales revenues for the first nine months of fiscal 2003 decreased 22 % when compared to those for the corresponding period of the previous year.
The decrease taking place in both custom compounding and proprietary products. The decrease due to in part to the loss of a major customer, who have moved their compounding requirements to their own facility off shore, and whose revenue had accounted for 17 % of all revenues in the first nine months of fiscal 2002. Additionally, another major customer has incurred steep declines of 75 % in their sales orders, which in turn has effected the company's proprietary products revenue. However, sales revenues as a result of the new HSF foaming proprietary product partially offset the declines experienced. With the new equipment acquired and on going marketing efforts it is expected that this decline will be slowed in the fourth quarter of the current fiscal year, although there can be no assurance of this.

Comparative gross margins, as a percent of revenue, decreased to 6% from 27% for the nine month comparative period. This decline is primarily based on decreased sales, resources directed to the installation and set up of the acquired equipment, the upgrading and maintenance of existing equipment, and maintaining the highly experienced manufacturing work-force.

Overall operating expenses increased 39% over the corresponding period of the previous year.

Administrative expenses increased 113 %, when compared to those for the corresponding nine month period of the previous year as legal expense occurred relative to a claim by a former financial consulting firm, Please note
Part II, Item I. Additionally there has been accrual for potential vacation pay expense.

Financial expenses decreased 29% when compared to those for the corresponding nine month period of the previous year, expenses such as accrued interest declined due to reduction of debt, the non-recurrence of accrued interest for ODC/IOC and the convertible debenture. R&D expenses increased 78 % when compared to those for the corresponding period of the previous year as development of proprietary products continues to be expanded.


                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


Selling expenses for the nine month period decreased 4 % when compared to previous year as selling expenses in the US and Canada have been reduced and resources redirected to product development.

For the quarter ending March 31, 2003, net revenues decreased 12.6 % when compared to the corresponding period of the previous fiscal year, however some increase in revenues over the previous financial periods of the current fiscal year, resulted in improved margins in this period. But as reported for the nine month period there has been the loss of a major customer, steep declines in compounding requirements of another major customer, resources directed to the installation and set up of the acquired equipment, the upgrading and maintenance of existing equipment and maintaining the highly experienced manufacturing work-force during the current year which has and continues to impact net profit results.


Administration, financial, R&D and Selling expenses increased substantially over the corresponding period of the previous year due to increases in consulting, legal expense and accrual of potential vacation pay expense.


The foaming products are for the plastics and rubber industry, and are a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent. During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-linkable - expandable plastic compound made for direct injection processes. During a 'direct inject' process, a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hour treatment at 105 Celius (221 F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.


The Company's foaming products are the product of choice with sales revenues increasing steadily. Additionally, efforts in HSF foam products are advancing and there appears to be imminent potential for use in three major markets, automotive, services and toys.



                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003






At March 31, 2003 there was a back log of orders totaling $67,839 .












Forward Looking Statements:

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.






















                                    (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


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

   At March 31, 2003 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.

   Separately, Technical Ventures Inc. has retained counsel to submit, on its behalf, a motion to set aside a default judgment entered against the Company, in the amount of US$172,500, in the District Court in the third Judicial District, Court of Salt Lake City, Utah. The Company bases its motion on two grounds. First, the default judgment is void because The Company was not properly served with the Summons and Complaint. Secondly, the Company claims that it should also be relieved from the default judgment in the interest of justice because its failure to timely file an answer due to lack of notice constitutes, at the least, excusable neglect on the part of the Clerk's Office or the postal service and because it has a meritorious defense to the complaint. On September 30, 2002 the Company's motion was granted and the default judgment was set aside. On October
   18 th, 2002 the Company filed a counter claim against plaintiff in the Utah court and is awaiting discoveries to take place relative to it's counter claim.





                                    (15)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first nine months of fiscal 2003, 2,300,000 Restricted common stock were issued pursuant to Section 4, of The Securities Exchange
        Act. These Private Placements afforded the company $210,000. US in equity capital. [Note 6]


        All capital received relative to the Private Placement issuances is being used for working capital.


        At March 31, 2003, 1,600,000 options were outstanding. Should all the options be exercised they have an aggregate strike price value of US$350,000. . However, there can be no assurance of this.


        Restricted Stock is issued to pursuant to Section 4(2) of The Securities Exchange Act and may only be registered and sold pursuant to Rule 144, unless the restricted stock is registered by the company, by means of any formal registrations which may be available to it.


        Additionally, on November 20th, 2002 the Board of Directors resolved to establish and register The 2002 Benefit Plan of Technical Ventures Inc., in which four million common stock of the company would be made available to employees, managers, officers and other contributing individuals, deemed fit by the board, as incentives to develop and maintain personel and would proceed to prepare and file an S8 Registration relative to this plan. In that regard, on December 24th, 2002, the company filed an S8 Registration, relative to The 2002 Benefit Plan of Technical Ventures Inc., in which four million common stock were registered. The registration became effective on filing. All capital received pursuant to this plan will be used for working capital.


        At March 31, 2003 2,790,400 stock have been issued pursuant to the S8 Registration and The 2002 Benefit Plan of Technical Ventures Inc.. Issuances were to personell of the company's wholly owned subsidiary Mortile Industries Ltd. Included in the issuances are 550,000 shares acquired by Mr. Frank Mortimer, President of Mortile Industries and Technical Ventures Inc; as well, 350,000 shares acquired by Larry Leverton VP/Secretary of Mortile Industres and Technical Ventures Inc.. Aggregate value of all issuances relative to the S8 registration amounted to $190,040. [Note 6]







                                    (16)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003





ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K


         (a)    Exhibits - none

         (b)    Reports  - none





























                                    (17)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2003




                                   SIGNATURES











        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                            TECHNICAL VENTURES INC.


Date:  April 28, 2003                       BY: /S/Frank Mortimer
                                                Frank Mortimer, President
                                                and Chief Executive Officer








Date:  April 28, 2003                       BY: /S/Larry Leverton
                                                Larry Leverton
                                                Chief Financial Officer


























                                    (18)

                               CERTIFICATIONS




I Frank Mortimer, certify that:

1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated March 31, 2003.

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





April 28, 2003                             By: /S/Frank Mortimer
                                               President & Principal
                                               Executive Officer











                                    (19)

                               CERTIFICATIONS




I Larry Leverton, certify that:


1. I have reviewed this periodic report of Technical Ventures Inc. on Form 10 QSB, dated March 31, 2003 .

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





April 28, 2003                             By: /S/Larry Leverton
                                               Larry Leverton, Secretary
                                               Treasurer and Principal
                                               Accounting Officer and Director













                                    (20)