Form 10KSB
period 2003-06-30
TECHNICAL VENTURES INC
filed 2003-10-16
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

State Issuer's revenues for its most recent fiscal year,  $850,235

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2003 (based upon the average bid and asked prices as reported by the National Association of Securities Dealers Automatic Quotation System) was approximately $5,357,463.

The number of shares outstanding of the Registrant's common stock, as of June 30, 2003 is 41,236,106 .

Exhibit index is located on page 23 of this Annual Report on Form 10-KSB.

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB A
                    Fiscal Year Ended June 30, 2003


ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-10

Item 2.   Properties                                                 10

Item 3.   Legal Proceedings                                          11

Item 4.   Submission of Matters to a Vote of Security Holders        11




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       12

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                    13-20

Item 7.   Financial Information and Supplementary Data               20

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       20


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         21

Item 10.  Executive Compensation                                     21

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             22


Item 12.  Certain Relationships and Related Transactions             23


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                23

Item 14.  Principal Accountant Fees and Services                     24


          Signatures                                                 25

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

Technical Ventures Inc.'s subsidiary Mortile Industries Ltd., deals in the design, development, and manufacturing of proprietary polymers, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer. The application of TVI's products expands into every area of plastics. Repetitive business is constant, because of the technical complexity of the various products and loyalty to TVI by it's customers.

Prior to April 1992, TVI had been considered to be in development.

Since inception, $ 3,399,945 US has been expended in the development of products, including $117,812 in fiscal 2003, $69,894 in 2002 and $57,961 during fiscal 2001.

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


Product  & Service Description:

The development of the products and service has been a lengthy process. However, the management believes the market potential of the products will justify the time and costs. The products have the means to lower their client's cost of raw materials while maintaining the product's performance. This has led to several reputable firms taking notice of the Company's achievements

Subsidiary, Mortile Industries Ltd., deals in proprietary polymer/thermoplastic compounds, composite compounds (a composition of plastic with other powdered materials), and specialty compounds which it produces by mixing and pelletizing proprietary formulations specified by its customers. It is engaged in the design, development and manufacture of highly engineered specially formulated, high performance polymer materials. Products and services are sold to end-use manufacturers in the industrial equipment, transportation, electronics, munitions and process industries markets.

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


                                   (4)

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

Specialty compounding is particularly useful when manufacturing components are reactive. For example, reactive components are used In the curing or cross-Inking of rubber or plastic. Additionally , because powder components are difficult to work with, manufacturers prefer to work with pelletized master batches, as there are less environmental risks. TVI is fully capable of providing their customers with this pelletized form for ease of use and safety .


Research and Development

The research and development of the aforementioned technologies is targeted to establish as much technical and test data information needed to provide the technical sales staff and potential customers with technical sales information. Product technical sales brochures are developed in order to inform potential customers and employees of the comparative benefits of TVI products and services.


                                    (5)

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


Products

Technical Ventures, Inc. establishes a very close relationship with its customers and their needs, which allows it to identify areas of opportunity that may be exploited. It has developed a range of materials, having broad applications such as fillers, foaming agents, and pigment extenders. This product group delivers unique user benefits, such as smaller consistent cell size, which produces a stronger product and/or higher foaming capability . This translates into a lower raw material cost, which in turn reduces cost for the end-use manufacturer. The market for the product is large with a potentially large application in the automotive and construction market worldwide.


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


Composite Compounds:

Using composite compounds, TVI has successfully produced metal/plastic materials that can be used in many applications as a replacement for lead and other metals. Presently, supplies this product for bushings in copiers and fax machines, and is expected to market metal replacement compounds in the automotive, construction and firearms markets.

Many laws constraining use of lead are currently being reviewed by governments around the globe. A replacement will be needed for lead in munitions, fishing sinkers and lures, and various other lead based products. TVI can provide this replacement material with their composite compounds with none of the hazards that lead poses to the environment.



                                   (6)

Specialty Compounds:

TVI has been selling a reinforcing agent used to increase the stiffness of plastics used for crates and component parts. The product has been thoroughly tested in incubator trays for the poultry industry and will now be offered to the industry at large.

The development of a specialty compound called Morfoam which acts as a chemical foaming agent, nucleating agent and processing aid, which undergoes an endothermic chemical reaction at processing temperatures. This reaction produces a gas resulting in fine cell structures in extrusion and molded parts. The Morfoam technology combines a chemical foaming agent, nucleating agent and processing aid into one easy to use master batch. Morfoam is a multi-component chemical concentrate encapsulated in a polyolefin carrier. Morfoam is produced in pellet form in order for customers to easily blend or meter into a wide range of polymer products.

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

During fiscal 2003 the company finished developing it's HSF type foaming compound. HSF is a cross-linkable - expandable plastic compound made for direct injection processes. During a 'direct inject' process a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hr. treatment at 105 Celsius (221 F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.

During fiscal year 2003, TVI continued to work closely with three customers developing all types of compounding methodology for each customer's proprietary component formulations; providing compounding services for Shaw Industries formulation for an industrial pipe wrap and coating, compounding services for MLPC International's formulation for various proprietary rubber curing compounds were provided and additionally, Fin Project's proprietary formulation for the footwear industry.

Because TVI retains these and other large multinational firms as current clients, with their large demand for the Company's material, TVI plans on steadily increasing supply of the Company's products to them as capacity allows, thereby increasing revenues and profits. The reputations of these clients provide valuable references for obtaining new customers as well.



                                    (7)

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

                                    (8)

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


Competition

Many competitive products have been evaluated in our laboratory and in the field by potential customers, and TVI's performance surpassed the competition's. TVI's products will have the competitive edge of performance and price, with special attention being paid to our technical support program, which builds brand loyalty amongst customers.

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


Competitive Advantages

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


                                     (9)

In regard of composite technology; TVI has been able to achieve the highest filler levels to obtain maximum specific gravity and
has no competition.    There is  patent protection through a
licensing agreement with duping Canada, as it pertains to fishing sinkers and lures. The Company's composite for bushings for copiers and fax machines provides the scenario that is extremely difficult if not impossible to reverse engineer. However, as the product becomes more technical compounders such as L&P and others exist and continue to develop, as does the company.


Compounding, Specialty (Contract); in this market there are three distinct advantages, equipment, personnel and size. The equipment was selected to affect good dispersion in the proprietary polymer technology and composite technology. Company personnel and associations with consulting scientists and chemist enables it to work closely and cooperatively with customers to meet their needs. The Company's size allows it to direct immediate attention to existing and potential customers in a cost effective and timely manner.


Efforts are directed to "niche" markets where the following criterion is essential: fast turn around of small orders, equipment designed for ease of cleaning at minimum downtime and wastage, air cooled die heads for moisture sensitive materials, excellent dispersion of powders into the resins and nitrogen blankets for cooling in high humidity.




Backlog Information:


At June 30, 2003 the  backlog of orders totaled $66,955 US.





Item 2.  Properties


TVI currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $10,621(Canadian) through March 31, 2004 and $10,981(Canadian) through March 31, 2005. The base rents are exclusive of real estate tax escalation's. The current two year lease expires on March 31, 2005.





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

At June 30, 2003 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.

Additionally, on October 10, 2001 Hudson Consulting Group ("Hudson") commenced an action in the Third Judicial District Court of Salt Lake
County, State of Utah against the Company and obtained a default judgment for payments allegedly due Hudson pursuant to a consulting agreement between Hudson and the Company. After the court vacated the default judgment by order dated October 23, 2002, the Company answered the complaint and asserted a counterclaim against Hudson for fraudulently inducing the Company to enter into the consulting agreement. In October 2003, following discovery, the action was dismissed with prejudice and with each party bearing its own costs.


Item  4.  Submission of Matters to a Vote of Security Holders

None




                                    (11)

                                  PART II


Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters

Market Information:

The Company's common stock has been publicly traded since March
21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the OTC Bulletin Board, Historical Data Service:



Quarter  		 Low 		High

June 2001              $0.400          $0.075

Sept. 2001		0.300		0.070

Dec. 2001		0.020		0.032

Mar. 2002		0.021		0.400

June 2002              $0.100          $0.490

Sept. 2002		0.080		0.190

Dec. 2002		0.050		0.150

Mar. 2003		0.090		0.235

June 2003              $0.070          $0.150





These prices do not reflect retail markup, mark down or commissions and may not represent actual transactions.


Holders:

As of June 30, 2003, there were approximately 2,400 shareholders of record.


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





                                    (12)

The company has 50,000,000 common shares authorized.  At June
30, 2003, 41,236,106 were issued and outstanding. During fiscal 2003, a total of 6,640,000 shares were issued.

Additionally, 1,600,000 stock are reserved for unexercised options. Including an option to purchase 1,500,000 stock at a strike price of $0.20 per unit or $300,000 which expires at December 31,2003.

In December of 2002 an S8 Registration was completed and filed, registering four million shares pursuant to The 2002 Benefit Plan. At June 30, 2003, 3,190,400 stock have been issued pursuant to the Plan; 809,600 stock remain unissued and are reserved as part thereof.

Included in the amount of stock issued pursuant to the plan, 1,150,000 shares were optioned and acquired by directors of the company. [See Part III, Item 11] and 900,000 were optioned and acquired by employees of Mortile Industries Ltd., the wholly owned subsidiary of the company. The option strike price being $0.05 per unit. Also included in the amount issued pursuant to the plan, are 1,140,400 stock issued to bona fide consultants of the corporation for services performed and expensed. The aggregate value of stock issued to consultants was $109,400 or an average price per share of $0.096.




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

During the year ended June 30, 2003, an operating loss of ($445,546) was funded primarily by equity and subscribed capital, by a Canadian Tax Refund, accounts receivable and an increase in payables. However, continued operating losses and monthly debt service requirements hinders the ability to meet monthly cash flow requirements.

In fiscal 2003, subscribed capital of $150,000 at June 30, 2002, was received; $320,000 investment capital was secured through the issue of 3,250,000 common stock. Additionally, $109,040 in operating expenses were paid by the issue of 1,140,000 common stock and $117,500 in debt reduction was achieved by the issue of 2,250,000 common stock.

Tax refunds of $13,869 CD were received during the current fiscal year. The Canadian Federal tax department has changed the tax status of the company, which in turn negates the ability to receive cash refunds on research and development expenses, therefore these Canadian federal refunds will not be available for fiscal 2003. However, determination of the tax status may be reassessed at any time and subsequently reversed, however there can be no assurance of this happening.

During fiscal 2003 fixed assets were acquired for cash outlay of $158,059. Two of the units were necessary for the on going development and improvement of new and existing products. A third unit will serve as back up for the existing compound mixing unit, additionally, this unit could serve to double the compound mixing capacity, if required to do so. Further acquisition of significant property and equipment purchases and/or expansion of facilities will only be considered if demand for


                                    (13)

Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

A long term debt financing arrangement is in arrears, as such this debt continues to be reflected as current liability on the
June 30, 2003 balance sheet.   The FBX Holdings  debt amounts to
$202,056 CD, including both principal and accrued interest. The Debtor clearly understands the cash position and as such has verbally agreed to a moratorium on principal repayments until financial conditions exist allowing a payment [s] or, alternatively, suggest an acceptable method [s] of settlement.



GOING CONCERN (Note 1),   Significant operating losses have been
sustained since its inception and there is substantial doubt as to the ability to continue as a going concern. Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis. It is not expected that cash flows from operations in the immediate future will be sufficient to meet requirements and additional financing is required.


We see apathy and reluctance to change as slowing our penetration of the market at the rate we would like to achieve our growth potential. We have three major technologies based on our compounding knowledge and skills each of these products has many different applications in the market place. We do not rely on a single application to obtain sufficient market share to provide profits and cash surpluses to pay down debt.


Our biggest risk therefore lies in our ability to be confident that our financial house is in order and that we do not have to direct large amounts of executive time to constantly search for financing to grow the business. We are fully aware of the cost of lost opportunities when we constantly cut back on the R&D pre-production advancement due to lack of capital.


It is essential that the company raises the financing to sustain marketing and manufacture of of it's developed technologies and therefore TVI will continue to explore all opportunities in respect of financial requirements. Additionally, if it is deemed to be in the best interest of its stockholders and serious consideration will be given to raising additional funds through private or public equity issuance's in the future.








                                    (14)

Results of Operations - Comparison of Fiscal 2003 To Fiscal 2002:

For the fiscal year ending June 30, 2003, TVI incurred an operating loss of ($602,022) on net sales of $850,235, before other income. Net sales revenues decreased 26.5 % over fiscal 2002. The majority of the decrease taking place in contract / specialty compounding work. Comparatively, fiscal 2002 incurred an operating loss of ($216,491) on net sales of $1,145,087.

During fiscal 2003, the company's largest compounding customer suffered reduced sales due to economic conditions which resulted in a decline of 43% in sales revenues from this customer to the company. Additionally, in late fiscal 2002, another major compounding customer moved their compounding requirements to their own facility off shore, this customer had represented 17% of all revenues in fiscal 2002 and the company was unable to replace this compounding work during the fiscal year.
However, these decreases were partially offset by an increase of 25 % in sales revenues from proprietary products.

On reflecting other income, the operating loss is $(592,913) in fiscal 2003. Comparatively in fiscal 2002, after reflecting other income, the operating loss became income of $139,095.

Gross margins of $5,248 in fiscal 2003, as a percentage of net sales, decreased to 1 % from 24 % for the year ended June 30, 2002. Decreased sales and maintaining the highly experienced work force, installation and set up of acquired equipment and upgrading and maintenance of existing equipment resulted in the extreme decline in margins.


Administrative expense increased 29 % during fiscal 2003, when compared to those for the corresponding twelve month period of the previous year as legal expense occurred relative to a claim by a former financial consulting firm, additionally there has been accrual for potential vacation pay expense.


Financial and Interest Expense decreased 25 % in fiscal 2003 when compared to those for the corresponding period of the previous year. The decrease being attributable to the previous settlement of long term debt, eliminating significant interest expense related to the debt.


R&D Expenses increased 70 % as resources were diverted from manufacturing and sales to develop new and also to refine existing Company proprietary products and services.


Selling expenses decreased by 6 % in fiscal 2003 over comparative fiscal 2002; as selling expenses were reduced and resources diverted to product development.


A contingent expense of $39,660 was recognized in fiscal 2003.
Technical Consulting expenses related to the Endex legal action were received and paid through the issue of stock. Additionally a loan of $50,000 CA on a possible acquisition by the company's subsidiary Mortile Industries was recognized as a non-refundable deposit and expensed.


Growth is anticipated to take place in all areas of the Company's expertise and technology. However, there can be no assurance in this regard.

The sales launch of the new product for the rubber and plastic industry commenced in early June of 1998 and response to the product exceeded all expectations. This product provides not only significant cost reductions by reducing the amount of plastic consumed but also provided many other advantages to the Industry. The market is not only significant in terms of potential revenues and profits in North America but will open many export potentials in Europe. Although there has been widely accepted response to the product, actual sales had been nominal, however a substantial increase occurred in these revenues during fiscal 2003.

                                    (15)

The company has also been involved over the last two years in a Research & Development program involving foamed polyethylene's at densities between 1.5 lb. and 6 lb. per cubic foot. Although this technology has been used in the manufacturing of "Buns" for some time the objectives were to eliminate at least four [4] manufacturing steps and produce a finished part in a one step manufacturing process.

The foaming products are for the plastics and rubber industry, and are a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent. During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-linkable - expandable plastic compound made for direct injection processes. During a 'direct inject' process, a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hour treatment at 105 Celsius (221 F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards. Additionally, efforts in HSF foam products are advancing and there appears to be imminent potential for use in three major markets, automotive, services and toys.

As an example, subsidiary Mortile has manufactured prototype disks ("Frisbees") and submitted them for response from dog food suppliers and pet toy distributors with very positive results.
First orders could be in distribution within 2 weeks of a production mold being made and put in place.


Lightweight Foams

Mortile has undertaken to develop and modify foam materials to enable a manufacturer of helmet liners for the football, hockey and other sports line industries. Development of modified formulations is well underway and it is believed that the manufacturer should have a suitable product within 3 months. The currently used product is failing with enormous consequences and the whole test protocol has been opened up for review. It is believed that the trade off between resilience and cushioning requirements in this application will spin-off into orthotics where similar criterion applies.

A distributor has agreed to solicit opportunities for strategic alliances and joint venture in the USA and Canada. This company has the rights on a non-exclusive basis to distribute the various compounds made by Mortile Industries. They are the largest distributor of lightweight foam in bun stock to the fabricators and jobbers and are very qualified to take on Mortile's product.

                                    (37)

They introduced the manufacturer of the helmet to subsidiary Mortile and have a number of other applications available ranging from life vests to bicycle seats and handle bars.

An existing customer now purchases 6 different formulations made by subsidiary Mortile for manufacturing into finished parts for their customers. They have recently installed their third direct-inject unit and have now invested nearly $2 million to enter this new market place. They have strong market representation in automotive requirements and will cover the Mortile opportunity in this area. Once full production on existing in-house machinery is reached, this account could be worth over $3 million (US).


Endothermic Foaming Agents

A European distributor has spent 8 months preparing and planning the launch of the product. The highlights from the latest advices are as follows:



     An established distribution network in over 20 European countries with 772 representatives. They estimate the total market to be about $45 to 50 million (US) per annum.

     Mortile's Manager Of Technical Services presented a technical paper and conducted a training seminar on Mortile's product at a global sales force meeting in Amsterdam on the 15th & 16th of September 2003.

     The distributor advises that their first order is expected to be placed in October, however there can be no assurance of this, and further

     That sales of $1,313,000 US in the first year are possible with a 3 year potential of $6,868,000. However there can be no assurance of this.


MorMetal

Is a metal fill plastic material containing either stainless steel or iron powder to provide the desired properties. One compound with copper powder as the filler has now been in use at Xerox, in copiers and fax machines, for 10 years. Additionally, Mortile believes that a substantial contract, in an another appplication, could be signed in the very near future. This contract could be worth $4-6 million in sales a year rising to $8 million per annum within 3 years.

Another opportunity using metal fill is with a cosmetic manufacturer who have recently come back to ask for information on the MorMetal. Their problem was solved 5 years ago by subsidiary Mortile Industries but never progressed due to reluctance for change. The MorMetal plastic is filled with metal powder which increase the weight of units by 300%. Thereby enabling the customer to complete with the Asian and European suppliers by providing a superior product.

The metal fill technology has been established and proven many times over the years. The metal fill is available in many formulations each serving specific applications.

                                    (17)

Development Stage Opportunities

Orthotics

The Company sees a golden opportunity to enter the orthotics market with its products which are superior to those in use.
The environmental friendliness of Mortile's products make them a natural "shoe-in" to this rapidly expanding market opportunity.

This is a very large market opportunity and due to the aging population growing at a very rapid pace the benefit packages of government and corporations cannot sustain the access to ever increasing prices now in the $400 - $600 range. People without insurance coverage are being left out and have to down scale to the cheaper products.

Mortile believes that it could produce a middle range product which would, due to price and performance, capture a large piece of the market by creating an affordable non-custom made product which would be suitable to a great deal of people.

The Mortile development team is headed by Dr. David Venturi, MD, MA.Sc, B.Sc. Dr. Venturi, a practicing physician, is very familiar with the orthotic requirement of the marketplace and will explain the Mortile product to insurance companies providing medical coverage in this area outlining the benefits and cost savings of the Mortile product.

Sergeant Corporation has 30 years of representing suppliers of materials in this market, and is versed in the market. Sargeant Corporation has been representing suppliers to the orthotic industries as well as manufacturers of shoes, skates and boots. Regrettably the manufacturing moved offshore but the insert market has very large potential.


Fishing Lures & Bobbers

The current market is being supplied with balsa wood products which are expensive and require many steps in manufacture. Mortile's foam can be formulated to match the properties of balsa wood are cheaper to manufacture and need not to be painted or vinyl dipped. The market opportunity and market potential is under assessment. Fishing lures and bobbers plus other like accessories is a billion dollar end use market. Therefore this represents a very large potential for the use of Mortile proprietary technology, formulations are in-house to match the balsa wood now being used and once the marketing strategy is in place prototypes will be made and a distribution channel will be evaluated.

A marketing survey of sales revenues for finished product in that industry has been completed and it is estimated to be in excess of $1.5 billion + annually. There have been no major developments in this market for over 20 years and it's time for a shake up with new technology.



                                    (18)

THE MARKET

The Company, with its lightweight foams, metal technology and endothermic foaming agents, presents a very exciting and diverse opportunities. As a supplier of compounded resin, licensing agreements, joint ventures, technology transfers and in-house manufacturing without digressing from its mission to develop, sell and manufacture it's proprietary products at a price which rewards the shareholders and management and who believed in the philosophy that environmentally conscience companies and products will displace the old, worn out technology accepted as the norm years ago.

Daily you read in newspapers, trade journals, law reports and listen to new broadcasts about law suits and class action litigation against dispensers of environmentally unfriendly, toxic, obsolete technology polluting the planet.


COMPETITION

Endothermic Foaming Agents - In the USA there are 10-14 endothermic suppliers at any one time. Some drop out and new ones enter into the market. Mortile has a superior product due to certain proprietary techniques and are very competitive. The main competition comes from Clariant who sell color concentrates and can offer a package, which gives them the edge. They are a large company and offer extended credit which Mortile will not entertain.

From the correspondence received from Europe it is obvious that Boehringer Ingelheim is the main competition having grown from 3000 to 6000 tonnes very rapidly. They are heavy in pharmaceuticals and will probably look for more margin than Clariant. At this stage we do not know the European maret but our distributors do and they remain very optimistic.

Lightweight Foams - In the commodity shoe sole product there is competition but in the high temperature product indirect inject, we know that we have no competition. Direct inject machines can not mold any resins other than EVA this gives Mortile an enormous market edge with a long R&D curve before competition is our concern.

Mortile has enormous technology advances over the potential competitor even if they attempt to speed their way into a fast-track approach since there are no merger or acquisition opportunities available.

With R&D on it's current technologies complete it is now essential that raising financing to sustain marketing and manufacture of its products.

TVI therefore, enters its next fiscal year [2004] with confidence that financing can be achieved, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products; at satisfactory selling prices. Enabling growth and the ability to meet the anticipated demand for its products, although there can be no assurance of this.



                                    (19)

Forward Looking Statements:



This Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.




Item 7.  Financial Statements and Supplementary Data

Due to cash flow circumstances the company has been unable to initiate annual audit procedures and preparation of audited financial statements. However, this matter will be resolved shortly and upon completion of the audit and resultant audited financial statements an amended Annual 10 KSB Report will be filed incorporating the audited financial statements.

For the purposes of this filing an unaudited balance sheet and statement of operations is included for the readers information.
Comparative values stated are audited amounts as were presented in the company's annual report 10 KSB of June 30, 2002.






Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosures



         None, at the date of this report.
















                                    (20)

                                 -PART III-


Item 9.  Directors and Executive Officers of the Registrant



The directors and officers at June 30, 2003 are as follows:



       Name                     Age                     Position with Company



  Frank Mortimer                 64                     Director, President



  Bryan Carter                   82                     Director,
                                                        Vice President



  Larry Leverton                 64                     Director,
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


Item 10 Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $73,572, $70,125, $59,247 for the years ended June 30, 2003, 2002 and 2001, respectively. These amounts constituted Mr. Mortimer's sole compensations from. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of received a total salary and bonus in excess of $100,000 during any of the three year periods ended June 30, 2003.


                                    (21)

Item 11 Security Ownership of Certain Beneficial Owners and Management


The following table indicates the name of each person who is known by to be a beneficial owner of more than five-percent of its common stock as of June 30, 2003, the ownership of those persons on such date, and the stock ownership of all officers and directors as a group. The address of all persons listed is in care of Technical Ventures Inc. .



                                Number of Shares



   Name of                      Beneficially                Percent of
   Beneficial Owner             Owned (1)                  Common Stock


   Frank Mortimer               1,918,753 (2)                 4.65  %

   Larry Leverton                 941,448 (3)                 2.3   %

   Bryan Carter                   415,000 (4)                 1     %

   G. Howland                   2,830,000                     6.9   %


   All Officers & Directors
   As A Group                   3,275,201 (5)                 7.9   %


   (1) Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

   (2)  Includes 234,020 shares owned by Mr. Mortimers wife, Anne Mortimer

   (3) Includes 591,448 shares owned by L.R. Leverton Entprs.' Inc., a corporation owned and controlled by Larry Leverton, Secretary, Treasurer and Director of the Registrant.

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

Based solely on review of the copies of such forms furnished and other information which has been made available, management believes that during the year ended June 30, 2003. all Section 16(a) filing requirements applicable to the executive officers
and directors   and greater than ten-percent beneficial owners
were complied with.


                                    (22)

Item 12.  Certain Relationships and Related Transactions



          None





Item 13. Exhibits, Financial Statements, and Reports on Form 8-K


(A)   (1)      Financial Information:

               Due to cash flow circumstances, the company has not been able to initiate annual audit procedures and preparation of audited financial statements. However, it is anticipated that this matter will be resolved shortly and upon completion of the audit and audited financial statements an amended Annual 10 KSB Report will be filed. For the purposes of this filing an unaudited balance sheet and statement of operations is included for reference.

               See index to unaudited financial information on Page F-1




       (3)     Exhibits:

               (a) Exhibit 21 Subsidiaries of the Registrant are as follows:

                   Mortile Industries Ltd., a Canadian Private Corporation and wholly-owned subsidiary of the Registrant

                   Fam Tile Restoration Services Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.

                   MPI Perlite Ltd., a Canadian Private Corporation and wholly-owned subsidiary of Mortile Industries Ltd.










(B)            Item -5- Reports on Form 8K


               None











                                    (23)





Item 14.  Principal Accountant Fees and Services


(1) Audit Fees

    For fiscal year 2001, fees billed by principal accountant, $30,388CA in aggregate;

    For fiscal year 2002, fees billed by principal accountant, $26,616CA in aggregate.


(2) Audit Related Fees

    None


(3) Tax Fees

    None


(4) All Other Fees

    None









                                    (24)

                                 SIGNATURES









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                              TECHNICAL VENTURES INC.





Dated: October 13,2003                     By:/S/Frank Mortimer
                                              Frank Mortimer, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Dated: October 13,2003                 By: /S/Frank Mortimer
                                           Frank Mortimer, President,
                                           Principal Executive Officer and
                                           Director





Dated: October 13,2003                 By: /S/Bryan Carter
                                           Bryan Carter, Vice President
                                           Director





Dated: October 13,2003                 By: /S/Larry Leverton
                                           Larry Leverton, Secretary
                                           Treasurer and Principal
                                           Accounting Officer and Director









                                    (25)

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





October 13,2003                          By: /S/Frank Mortimer
                                             Frank Mortimer, President
                                             & Principal Executive Officer











                                    (26)

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





October 13,2003                          By: /S/Larry Leverton
                                             Larry Leverton, Secretary
                                             Treasurer and Principal
                                             Accounting Officer and Director













                                    (27)

                           TECHNICAL VENTURES INC.


               CONSOLIDATED BALANCE SHEET & STATEMENT OF EARNINGS

                AS OF JUNE 30, 2003[UNAUDITED] AND 2002[AUDITED]

                            TECHNICAL VENTURES INC.


               CONSOLIDATED BALANCE SHEET & STATEMENT OF EARNINGS

                AS OF JUNE 30, 2003[UNAUDITED] AND 2002[Audited]



                                TABLE OF CONTENTS



 Consolidated Balance Sheets at June 30, 2003 and 2002           F - 2



 Consolidated Statements of Earnings for each
  of the years ended June 30, 2003, 2002 and 2001                F - 3

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                      2003            2002
                                                   [UNAUDITED]      [AUDITED]
                                                        $               $


                        ASSETS

    CURRENT ASSETS

     Cash                                           23,417           32,663
     Accounts receivable                           110,761          140,195
     Inventory                                      67,010           69,377


                                                   201,188          242,235

        DEPOSITS                                    15,421           49,528

        PROPERTY AND EQUIPMENT                     313,169           93,058



























                                                    529,778         384,821

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                       2003            2002
                                                   [UNAUDITED]       [AUDITED]
                                                         $               $

                       LIABILITIES

 CURRENT LIABILITIES

  Accounts payable and accrued expenses(note 6,2002)  681,186        531,252
  Current portion of notes payable(note 7,2002)        90,000         82,357
  Capital lease obligations (note 8,2002)              83,904         74,474
  Loans from private lenders (note 9,2002)             67,211         66,878
  Current portion of loans from stockholders,
   unsecured, interest free (note 10,2002)            149,374        263,210


                                                    1,071,675      1,018,171


 LONG-TERM DEBT, net of current portion

 Convertible debentures (note 13 (g),2002)             41,969          -
 Notes payable (note 2,2002)                             -           78,360
 Loans from stockholders (note 10,2002)               191,124       115,980
 Other (note 11,2002)                                  29,259        25,823


										        220,163





                         STOCKHOLDERS' DEFICIENCY


 CAPITAL STOCK (note 13,2002)                         412,361       345,957

 ADDITIONAL PAID IN CAPITAL (note 13,2002)          6,504,456     5,874,321

 ACCUMULATED OTHER COMPREHENSIVE
  INCOME (note 14,2002)                               289,767       344,128

 DEFICIT                                           (8,010,833)   (7,417,919)


                                                     (804,249)     (853,513)


                                                      529,778       384,821

TECHNICAL VENTURES INC.
Proforma Unaudited
Consolidated Statements of Earnings
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                    UNAUDITED        AUDITED         AUDITED
                                       2003            2002            2001
                                         $               $               $

 NET SALES                           850,235        1,145,086       1,281,848

 COST OF SALES                       844,986          865,105       1,029,605


 GROSS MARGIN                          5,249          279,981         252,243


	EXPENSES

 Administration                      257,830          199,500         245,492
 Interest and other                   90,440          120,206         180,630
 Research and development            119,143           69,894          57,961
 Selling                             100,197          106,812         139,975
 Contingent related legal expenses    39,660             -                742


                                     607,270          496,412         624,800


 LOSS FROM OPERATIONS               (602,022)        (216,431)       (372,557)


  Recovery of contingent expenses       -              10,372            -


  LOSS BEFORE INCOME TAX RECOVERY   (602,022)        (206,059)       (372,557)


  Income tax recovery                  9,109          157,330          44,861


 LOSS BEFORE EXTRAORDINARY ITEM     (592,913)         (48,729)       (327,696)

  Gain from extinguishment of debt,
   loss applicable income taxes of
   $135,000 (note 7(i),2002)            -             187,824            -


 NET EARNINGS (LOSS)                (592,913)         139,095        (327,696)

 BASIC LOSS BEFORE EXTRAORDINARY
  ITEM PER COMMON SHARE                (0.02)            0.00           (0.01)


 BASIC EARNINGS (LOSS) PER COMMON
  SHARE                                (0.02)            0.00           (0.01)


 FULLY DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                         (0.02)            0.00           (0.01)