Form 10QSB
period 2003-09-30
TECHNICAL VENTURES INC
filed 2003-11-21
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended September 30, 2003



     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT



                       Commission File Number 33-2775-A

                            TECHNICAL VENTURES INC.

            [ ] Accelerated Filer       [X] Is Not an Accelerated Filer

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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 2003.


              41,336,106 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  15 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]
                                  [Not Audited]




           ASSETS                      September 30,2003       June 30,2003



CURRENT ASSETS

  Cash                                           $ 5,497            $23,417

  Accounts Receivable                             87,410            110,761

  Inventory  [Note 3]                             53,754             67,010



           TOTAL CURRENT ASSETS                 $146,661           $201,188


OTHER ASSETS

  Deposits                                        15,394             15,421


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $667,346
   at Sept.30,2003 and $656,917 at June 30,
   2003                                          301,040            313,169


           TOTAL ASSETS                         $463,095           $529,778

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003
                                  [Not Audited]


                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]




           LIABILITIES                 September 30,2003        June 30,2003



CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses         $716,473            $681,186
  Current Portion of Notes Payable                90,000              90,000
     (Note 4)
  Capital Lease Obligations (Note 4)              83,757              83,904
  Loans From Private Lenders                     104,221              67,211
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         144,658             149,374


           Total Current Liabilities           1,139,109           1,071,675



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                   63,257              41,969
  Shareholders                                   182,850             191,124
  Other                                           29,208              29,259


                                                 275,315             262,352




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 41,336,106 at
 Sept. 30, 2003 and 41,236,106 at
 June 30, 2003                                  $413,361            $412,361

Additional Paid in Capital (Note 6):           6,511,456           6,504,456

ACCUMULATED OTHER COMPREHENSIVE INCOME           289,684             289,767
Deficit                                      (8,165,829)         (8,010,833)

Total Stockholders' Deficiency                 (951,328)           (804,249)


                                                $463,096            $529,778


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                       Sept. 30, 2003         Sept. 30, 2002



SALES                                           $212,531             $250,274


COST OF SALES                                    226,911              229,240


GROSS MARGIN                                    (14,380)               21,034



EXPENSES


  Administration                                  53,442               43,651

  Interest and Other                              31,400               14,198

  Research & Development                          29,889               24,717

  Selling                                         25,884               22,368


                                                 140,615              104,934


LOSS BEFORE UNDER NOTED ITEMS                 ($154,995)            ($83,900)



  Recovery of Realty Taxes                          -                  2,521


NET LOSS                                      ($154,995)            ($81,379)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   41,258,932           35,470,706



See Notes To Condensed Consolidated Financial Statements


                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128


Subscription Received                                  150,000


Common Shares Issued       1,500,000      15,000       135,000



NET LOSS                                                             (81,379)

Cumulative Translation
 Adjustment                                                                        10,123



Balance, September 30,
 2002                    36,095,706      360,957     6,159,320    (7,499,299)     354,251





Balance June 30, 2003    41,236,106      412,361     6,504,456    (8,010,833)     289,767


Common Shares Issued
 (Note 6)                   100,000        1,000         7,000


NET LOSS                                                            (154,995)

Cumulative Translation
 Adjustment                                                                          (83)



Balance, September 30,
 2003                   41,336,106       413,361     6,511,456 `  (8,165,828)     289,684




See Notes To Consolidated Financial Statements




                                     (4)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003



                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                   Three Month Period      Three Month Period
                                         Ended                   Ended
                                     Sept. 30, 2003          Sept. 30, 2002

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                  ($154,995)              ($81,379)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization                11,568                 12,701

  Stock Issued for Services Performed           8,000                      -

 (Increase) Decrease In Accounts
    Receivable                                 23,157                (17,154)
 (Increase) Decrease In Prepaid Expenses            _                  3,608
 (Increase) Decrease In Inventory              13,139                 (1,940)
  Increase (Decrease) In Accounts
   Payable And Accrued Expense                 36,480                (11,042)


                                              (62,651)               (95,206)


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                    -                      -
 (Increase) Decrease In Advances
   to Stockholders                                  -                      -
  Acquisition of Equipment & Property                               (203,071)


                                                    -               (203,071)


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                                         (10,225)
  Proceeds from Private Lenders                21,287                (17,718)
  Proceeds from (repayments of)
   Stockholders' Loans                         24,645                 45,164
  Proceeds from stock option issuances                               300,000


                                               45,932                317,221


EFFECT OF EXCHANGE RATE ON CASH                (1,201)               (19,308)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                       (17,920)                  (364)

Cash Balance, beginning of period              23,417                 32,663


Cash Balance, end of period                    $5,497                $32,299


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                  $4,308                 $5,418


See Notes To Condensed Consolidated Financial Statements


                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30,2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2003.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at September 30, 2003, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003


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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                            September 30,             June 30,
                                    2003                 2003

         Raw Materials           $53,754              $67,010







                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003


NOTE  4:  LONG TERM DEBT:

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585 . This note is payable monthly at the amount of $6,500, including interest at the rate of 5% per annum. At Sept. 30, 2003 the company was current with the obligation.

          At September 30, 2003 a lease payable to FBX Holdings, in the amount of $149,683 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the September 30,2003 balance sheet as a current liability.


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


        The shares issuance's for the three months ended September 30, 2003 are summarized as follows:

Nature
Of
Payments       Number of   Paid Up   Additional   Issue
               Shares      Capital   Paid         Expense  Proceeds   Expense
                                     In Capital


For Services
Rendered and
Pursuant to
S8
Registration   100,000      1,000      7,000          -         -       8,000



TOTALS         100,000      1,000      7,000          -         -       8,000










                                    (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30,2003



The share issuance's for the three months ended September 30, 2002 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds      Expense
                                   In Capital
For Cash
Consideration
From Private
Investors    1,500,000    15,000     135,000       -     150,000           -


TOTALS       1,500,000    15,000     135,000       -     150,000           -






NOTE 7:	MAJOR CUSTOMERS


        Four customers accounted for 85 % of consolidated net revenues for the first three month period of fiscal 2004, ending September 30,2003. In the corresponding period of fiscal 2003, 75 % of consolidated revenues were accounted for by four customers. The loss of one or more of these customers would have a detrimental effect on operating results.










                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003


                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first three months of fiscal 2004 the company incurred an operating loss of ($154,995), on net sales revenues of $212,531. Operations were funded by, accounts receivable, debt financing and increases in accounts payable.

Additionally, 1,550,000 options were outstanding as of September 30,2003, with an aggregate strike price value of US $325,000, should they be exercised. However, there can be no assurance of this; further 1,500,000 or US$300,000 of these options will expire at December 31, 2003.

The accrued and outstanding interest due a former debenture holder has been established as a note payable, bearing 5% per annum interest, with an outstanding balance of $153,257 at September 30, 2003. Monthly payments of $6,500 were current at September 30, 2003.

A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the September 30, 2003 balance sheet as a current liability. The creditor fully appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

At September 30, 2003 there was a back log of orders totaling $101,717, and in mid-October a $53,423US order has now been received from the European Distributor, for delivery in early December 2003.

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




                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003


Results of Operations:

Net sales revenues for the first three months of fiscal 2004 decreased 15 % when compared to those for the corresponding period of the previous year.
The decrease taking place in both custom compounding and proprietary products.

Comparative gross margins, as a percent of revenue, decreased (15 %) from 8 %. for the three month comparative period. This decline is primarily based on decreased sales resulting in resources being redirected to maintenance of equipment and sustaining the highly experienced manufacturing work-force.

Administrative expenses increased 22 %, when compared to those for the corresponding three month period of the previous year as legal expense occurred relative to a claim by a former financial consulting firm, Please note Part II, Item I. Additionally there was an accrual for potential vacation pay expense.

Financial expenses increased dramatically when compared to those for the corresponding three month period of the previous year as increased debt interest and penalties associated with payables were expensed.

R&D expenses increased 21 % when compared to those for the corresponding period of the previous year as development of proprietary products continued and expanded.

Selling expenses increased 16 % when compared to previous year as resources were directed to marketing of proprietary foaming products, particularly in Europe.

At September 30, 2003 there was a back log of orders totaling $101,717 ;


TVI's proprietary foaming products are for the plastics and rubber industry, and are a processing aid, providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming agent. During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-link able - expandable plastic compound made for direct injection processes. During a 'direct inject' process, a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner


                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003


that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hour treatment at 105 degrees Celsius (221 F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.

Growth is anticipated to take place in all areas of the Company's expertise and technology through the balance of the current financial year. In that regard the company has received its first order of $53,423US on it's proprietary foaming products from the European distributor and subsequent marketing efforts indicate additional orders could be placed during the second quarter. However there can be no assurance of this.



Forward Looking Statements:


This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.




ITEM 3.   Controls and Procedures


          Both the principal executive and financial officers examination of the issurer's disclosure controls and procedures have concluded that the controls and procedures practiced by the issuer and which are maintained on a daily, weekly, monthly, quarterly and as of the end of the period of this quarterly report, are effective in both accumulation and communication to management; further,

          Internal Control Over Financial reporting by the issuer, upon the required evaluation, has not changed during the last fiscal quarter ending September 30, 2003.


















                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003



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

At September 30, 2003 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.


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






                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of fiscal 2003, 100,000 common stock were issued pursuant to the company's S8 Registration, in consideration of bone fide consulting at a strike price of $0.08 US per unit. [Note 6, Page 8]

         Additionally, 1,550,000 options were outstanding as of September 30, 2003, with an aggregate strike price value of $325,000, should they be exercised. However, there can be no assurance of this. Furthermore 1,500,000 - US$300,000 of these options will expire at December 31, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.  OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

          (a)    Exhibits - (3)

                 (1) Exhibit 31(1) - Section 302 Certifications of Chief
                                     Executive Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (2) Exhibit 31(2) - Section 302 Certifications of Chief
                                     Financial Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (3) Exhibit 32    - Section 906 Certifications of Chief
                                     Executive and Financial Officers
                                     Pursuant to Section 906 of the
                                     Sarbanes-Oxley Act of 2002


          (b)    Reports  - none



                                    (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending September 30, 2003





                                 SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                      TECHNICAL VENTURES INC.







Date:  November 20, 2003           BY:/S/"Frank Mortimer"
                                      Frank Mortimer, President and Chief
                                      Executive  Officer






Date:  November 20, 2003           BY:/S/"Larry Leverton"
                                      Larry Leverton, Secretary & Treasurer
                                      and Chief Financial Officer











                                    (15)