Form 10QSB
period 2003-12-31
TECHNICAL VENTURES INC
filed 2004-02-05
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended December 31, 2003



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of February 2, 2004.


              41,952,606 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  16 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]
                                  [Not Audited]




           ASSETS                      December 31,2003       June 30,2003



CURRENT ASSETS

  Cash                                           $    338            $23,417

  Accounts Receivable                             128,216            110,761

  Inventory  [Note 3]                              64,885             67,010



           TOTAL CURRENT ASSETS                  $193,439           $201,188


OTHER ASSETS

  Deposits                                         15,187             15,421


  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $714,845
   at Dec. 31,2003 and $656,917 at June 30,
   2003                                           300,292            313,169


           TOTAL ASSETS                          $508,918           $529,778

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003
                                  [Not Audited]


                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]




           LIABILITIES                 December 31,2003        June 30,2003



CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses         $767,523            $681,186
  Current Portion of Notes Payable                90,000              90,000
     (Note 4)
  Capital Lease Obligations (Note 4)              87,205              83,904
  Loans From Private Lenders                     145,018              67,211
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         146,929             149,374


           Total Current Liabilities           1,236,675           1,071,675



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                  103,541              41,969
  Shareholders                                   184,741             191,124
  Other                                           30,410              29,259


                                                 318,692             262,352




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 41,952,606 at
 Dec. 31, 2003 and 41,236,106 at
 June 30, 2003                                  $419,526            $412,361

Additional Paid in Capital (Note 6):           6,555,248           6,504,456

ACCUMULATED OTHER COMPREHENSIVE INCOME           267,296             289,767
Deficit                                       (8,288,519)         (8,010,833)

Total Stockholders' Deficiency                (1,046,449)           (804,249)


                                                $508,918            $529,778


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Six Months Ended       Six Months Ended
                                        Dec. 31, 2003           Dec. 31, 2002



SALES                                           $451,550             $397,616


COST OF SALES                                    467,693              391,456


GROSS MARGIN                                    (16,143)                6,160



EXPENSES


  Administration                                  95,009              103,646

  Interest and Other                              63,044               32,145

  Research & Development                          56,619               50,395

  Selling                                         46,871               33,760


                                                 261,543              219,946


LOSS BEFORE UNDER NOTED ITEMS                 ($277,686)           ($213,786)



  Recovery of Realty Taxes                          -                  2,521


NET LOSS                                      ($277,686)           ($211,265)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   41,536,424           35,797,880



See Notes To Condensed Consolidated Financial Statements


                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                        Dec. 31, 2003           Dec. 31, 2002



SALES                                           $239,782             $147,342


COST OF SALES                                    240,782              162,217


GROSS MARGIN                                     (1,763)             (14,875)



EXPENSES


  Administration                                  41,567               57,994

  Interest and Other                              31,642               17,948

  Research & Development                          26,731               25,678

  Selling                                         20,988               11,391


                                                 120,928              115,011


LOSS BEFORE UNDER NOTED ITEMS                 ($122,691)           ($129,886)



NET LOSS                                      ($277,686)           ($129,886)



BASIC LOSS PER COMMON SHARE                        $0.00                $0.00


FULLY DILUTED LOSS PER COMMON SHARE                $0.00                $0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   41,813,916           36,125,054



See Notes To Condensed Consolidated Financial Statements


                                     (4)



   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128


Subscription Received                                  150,000


Common Shares Issued       1,600,000      16,000       144,000



NET LOSS                                                            (211,264)

Cumulative Translation
 Adjustment                                                                       (9,233)



Balance, December 31,
 2002                    36,195,706      361,597     6,168,320    (7,629,184)     353,351





Balance June 30, 2003    41,236,106      412,361     6,504,456    (8,010,833)     289,767


Common Shares Issued
 (Note 6)                   716,500        7,165        50,792


NET LOSS                                                            (277,686)

Cumulative Translation
 Adjustment                                                                      (22,471)



Balance, December 31,
 2003                   41,952,606       419,526     6,555,248 `  (8,288,519)     267,296




See Notes To Consolidated Financial Statements




                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003



                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                       Six Month Period      Six Month Period
                                            Ended                   Ended
                                         Dec. 31, 2003          Dec. 31, 2002

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                  ($277,688)             ($211,265)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization                25,198                 25,701

  Stock Issued for Services Performed          16,000                      -

 (Increase) Decrease In Accounts
    Receivable                                (13,097)                47,409
 (Increase) Decrease In Prepaid Expenses          841                  3,630
 (Increase) Decrease In Inventory               4,762                 13,737
  Increase (Decrease) In Accounts
   Payable And Accrued Expense                 59,535                 23,470


                                             (184,449)               (97,318)


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                    -                   (143)
 (Increase) Decrease In Advances
   to Stockholders                                  -                    (63)


  Acquisition of Equipment & Property               -               (207,202)


                                                    -               (207,408)


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                        -                (10,225)
  Proceeds from Private Lenders                61,572                (23,399)
  Proceeds from (repayments of)
   Stockholders' Loans                         54,903                 29,695
  Proceeds from Issue of Stock                 41,957                309,999


                                              158,432                306,070


EFFECT OF EXCHANGE RATE ON CASH                 2,938                (16,207)

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                       (23,079)               (14,863)

Cash Balance, beginning of period              23,417                 32,663


Cash Balance, end of period                      $338                $17,800


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                  $9,177                $11,359


See Notes To Condensed Consolidated Financial Statements


                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended December 31,2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2003.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at December 31, 2003, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





                                     (7)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003


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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                             December 31,             June 30,
                                    2003                 2003

         Raw Materials           $64,885              $67,010







                                     (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003


NOTE  4:  LONG TERM DEBT:

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585. This note is payable monthly at the amount of $7,500, including interest at the rate of 5% per annum. At Dec. 31, 2003 the company was not current with the obligation, however, the creditor has not called the obligation.

          At December 31, 2003 a lease payable to FBX Holdings, in the amount of $155,846 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the December 31,2003 balance sheet as a current liability.


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


        The shares issuance's for the three months ended December 31, 2003 are summarized as follows:

Nature
Of
Payments       Number of   Paid Up   Additional   Issue
               Shares      Capital   Paid         Expense  Proceeds   Expense
                                     In Capital


For Services
Rendered and
Pursuant to
S8
Registration   200,000      2,000     14,000          -         -      14,000

Private Place-
ment Restricted
Stock          516,500      5,165     36,793                41,958

TOTALS         716,500      7,165     50,793          -     41,958     14,000










                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31,2003



The share issuance's for the six months ended December 31, 2002 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds      Expense
                                   In Capital
For Cash
Consideration
From Private
Investors    1,600,000    16,000     144,000       -     160,000           -


TOTALS       1,600,000    16,000     144,000       -     160,000           -






NOTE 7:	MAJOR CUSTOMERS


        Five customers accounted for 88 % of consolidated net revenues for the first six month period of fiscal 2004, ending December 31,2003. In the corresponding period of fiscal 2003, 78 % of consolidated revenues were accounted for by five customers. The loss of one or more of these customers would have a detrimental effect on operating results.










                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003


                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first six months of fiscal 2004 the company incurred an operating loss of ($277,686), on net sales revenues of $451,550. Operations were funded by, accounts receivable, equity capital, debt financing and increases in accounts payable.

At December 31, 2003 accounts receivable due are $128,216.11. At December 31, 2003 there was a back log of orders totaling $80,028 .

Additionally, 50,000 options were outstanding as of December 31, 2003, with an aggregate strike price value of US $25,000, should they be exercised. However, there can be no assurance of this.

The accrued and outstanding interest due a former debenture holder has been established as a note payable, bearing 5% per annum interest, with an outstanding balance of $193,541 at December 31, 2003 . Monthly payments have been deferred by the debtor/stockholder of the company.

A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the December 31, 2003 balance sheet as a current liability. The creditor appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

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




                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003


Results of Operations:

Net sales revenues for the first six months of fiscal 2004 increased 13.5 % when compared to those for the corresponding period of the previous year.
The increase taking place in both custom compounding and proprietary products. For the quarter ending December 31, 2003, revenues increased 62 % when comparted to those for the corresponding period of the previous year.

Comparative gross margins, as a percent of revenue, decreased (5%) from 2 % for the six month comparative period. This decline continued in the quarter ending December 31, 2003. The decline is primarily based on maintaining and sustaining the highly experienced manufacturing work-force.

Administrative expenses decreased 8.3 %, when compared to those for the corresponding six month period of the previous year as legal expense in the previous year were higher. Similarly the fiscal quarter ending December 31, 2003 experiencced a (30.7 %) decrease in administrative expense when compared to the previous year. Please note Part II, Item I. .

Financial expenses increased dramatically when compared to those for the corresponding six month period of the previous year as increased debt interest and penalties associated with payables were expensed; as well in the 2nd quarter of fiscal 2004.

R&D expenses increased 12 % when compared to those for the corresponding period of the previous year as development of proprietary products continued and expanded.

Selling expenses increased 39 % when compared to previous year as resources were directed to marketing of proprietary foaming products, particularly in Europe.

At December 31, 2003 there was a back log of orders totaling $80,028.


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


                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003


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

Growth is anticipated to take place in all areas of the Company's expertise and technology through the balance of the current financial year. In that regard the company has received and delivered the first order of $53,423US on it's proprietary foaming products from the European distributor and the distributors subsequent marketing efforts indicate additional orders could be placed during the second quarter. However there can be no assurance of this.








Forward Looking Statements:


This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.




ITEM 3.   Controls and Procedures


          Both the principal executive and financial officers examination of the issurer's disclosure controls and procedures have concluded that the controls and procedures practiced by the issuer and which are maintained on a daily, weekly, monthly, quarterly and as of the end of the period of this quarterly report, are effective in both accumulation and communication to management; further,

          Internal Control Over Financial reporting by the issuer, upon the required evaluation, has not changed during the last fiscal quarter ending December 31, 2003.





                                    (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003



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

At December 31, 2003 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.


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






                                    (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of fiscal 2003, 200,000 common stock were issued pursuant to the company's S8 Registration, in consideration of bone fide consulting at a strike price of $0.08 US per unit. [Note 6, Page 8]

         Further, 516,500 restricted stock were sold in a Private Placement in which the company received $41,958, and used for working capital.

         Additionally, 50,000 options are outstanding as of December 31,2003, with an aggregate strike price value of $25,000, should they be exercised. However, there can be no assurance of this. Also, 50,000 shares are set aside for the possible conversion of debt.


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

          (a)    Exhibits - (3)

                 (1) Exhibit 31(1) - Section 302 Certifications of Chief
                                     Executive Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (2) Exhibit 31(2) - Section 302 Certifications of Chief
                                     Financial Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (3) Exhibit 32    - Section 906 Certifications of Chief
                                     Executive and Financial Officers
                                     Pursuant to Section 906 of the
                                     Sarbanes-Oxley Act of 2002


          (b)    Reports  - none



                                    (15)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending December 31, 2003





                                 SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                      TECHNICAL VENTURES INC.







Date:  February  4, 2004              BY:/S/"Frank Mortimer"
                                         Frank Mortimer, President and
                                         Chief Executive  Officer






Date:  February  4, 2004              BY:/S/"Larry Leverton"
                                         Larry Leverton, Secretary &
                                         Treasurer and Chief Financial Officer











                                    (16)