Form 10QSB
period 2004-03-31
TECHNICAL VENTURES INC
filed 2004-04-30
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                          AND EXCHANGE ACT OF 1934



                  For The Quarterly Period Ended March 31, 2004



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


                          YES   X                 NO


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of April 30, 2004.


              42,177,606 Shares Of Common Stock, $.01 Par Value
______________________________________________________________________________
                                                           Page 1 of  17 Pages

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



                 CONSOLIDATED BALANCE SHEETS[ Notes  1 and 2 ]
                                  [Not Audited]




           ASSETS                           March 31,2004         June 30,2003



CURRENT ASSETS

  Cash                                           $  2,160              $23,417

  Accounts Receivable                             101,571              110,761

  Inventory  [Note 3]                              52,705               67,010



           TOTAL CURRENT ASSETS                  $156,436             $201,188


OTHER ASSETS

  Deposits                                         15,977               15,421



  PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation of $712,974
   at March 31,2004 and $656,917 at June 30,
   2003                                           283,910              313,169


           TOTAL ASSETS                          $456,323             $529,778

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2004
                                  [Not Audited]


                 CONSOLIDATED BALANCE SHEETS [Notes 1 and 2]




           LIABILITIES                     March 31,2004        June 30,2003



CURRENT LIABILITIES

  Accounts Payable And Accrued Expenses         $805,135            $681,186
  Current Portion of Notes Payable                90,000              90,000
     (Note 4)
  Capital Lease Obligations (Note 4)              86,222              83,904
  Loans From Private Lenders                     195,536              67,211
  Current Portion of Loan From
  Stockholders, Unsecured, Interest Free         142,024             149,374


           Total Current Liabilities           1,318,917           1,071,675



LONG-TERM LIABILITIES, net of current portion

  Notes Payable                                  116,948              41,969
  Shareholders                                   187,720             191,124
  Other                                                -              29,259


                                                 304,668             262,352




           STOCKHOLDERS' DEFICIENCY

Common stock $.01 par value, 50,000,000
 shares authorized (Note 6):
Issued and outstanding, 42,177,606 at
 March 31, 2004 and 41,236,106 at
 June 30, 2003                                  $421,776            $412,361

Additional Paid in Capital (Note 6):           6,559,748           6,504,456

ACCUMULATED OTHER COMPREHENSIVE INCOME           271,169             289,767
Deficit                                       (8,419,955)         (8,010,833)

Total Stockholders' Deficiency                (1,167,262)           (804,249)


                                                $456,323            $529,778


See Notes To Condensed Consolidated Financial Statements




                                     (2)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                     Nine Months Ended       Nine Months Ended
                                        March 31, 2004          March 31, 2003



SALES                                           $606,204             $653,739


COST OF SALES                                    655,162              611,670


GROSS MARGIN                                    (48,958)               42,069



EXPENSES


  Administration                                 137,293              199,940

  Interest and Other                             103,904               59,652

  Research & Development                          85,290               91,684

  Selling                                         63,145               85,792

  Contingent Legal Expense                             -                6,480


                                                 389,632              443,548


LOSS BEFORE UNDER NOTED ITEMS                  (438,590)            (401,479)


  Fiscal 2004 - Gain From Extinguishment
   Of Debt
  Fiscal 2003 - Rebate of Realty Taxes            29,468                2,521


NET LOSS                                      ($409,122)            (398,958)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.01)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.01)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   41,692,142           36,590,458



See Notes To Condensed Consolidated Financial Statements


                                     (3)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (NOT AUDITED)



                                      Three Months Ended    Three Months Ended
                                        March 31, 2004         March 31, 2003



SALES                                           $154,654             $256,123


COST OF SALES                                    187,469              220,214


GROSS MARGIN                                    (32,815)               35,909



EXPENSES


  Administration                                  42,283               96,294

  Interest and Other                              40,862               27,508

  Research & Development                          28,671               41,289

  Selling                                         16,272               52,032

  Contingent Legal Expense                             -                6,480


                                                 128,088              223,603


LOSS BEFORE UNDER NOTED ITEMS                 ($160,903)           ($187,694)

  Gain From Extinguishment of Debt                29,468                    -

NET LOSS                                      ($131,435)           ($187,694)



BASIC LOSS PER COMMON SHARE                      ($0.00)              ($0.00)


FULLY DILUTED LOSS PER COMMON SHARE              ($0.00)              ($0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING FOR THE PERIOD                   42,007,002           38,210,839



See Notes To Condensed Consolidated Financial Statements


                                     (4)



   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              EQUITY (DEFICIENCY)
                       (Amounts Expressed In US Dollars)
                                   NOT AUDITED

                              Common Stock            Additional                  Cumulativ
                          Issued and Outstanding      Paid In                   Translati
                          Shares         Amount       Capital       Deficit     Adjustmen
                                           $            $              $            $


Balance June 30, 2002     34,595,706     345,957     5,874,320    (7,417,920)     344,128


Subscription Received                                  150,000


Common Stock Issued        2,300,000      23,000       187,000
 [Note 6]
S8 Common Stock Issued     2,790,400      27,904       162,136



NET LOSS                                                            (398,958)

Cumulative Translation
 Adjustment                                                                      (18,323)



Balance, March 31,
 2003                    39,686,106      396,861     6,373,456    (7,816,878)     325,805





Balance June 30,2003     41,236,106      412,361     6,504,456    (8,010,833)     289,767


Common Stock Issued
 (Note 6)                   741,500        7,415        41,292

S8 Common Stock Issued
 (Note 6)                   200,000        2,000        14,000

NET LOSS                                                            (409,122)

Cumulative Translation
 Adjustment                                                                      (18,598)



Balance, December 31,
 2003                    42,177,606      421,776     6,559,748 `  (8,419,955)     271,169




See Notes To Consolidated Financial Statements




                                     (5)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2004



                    CONSOLIDATED STATEMENT OF CASH  FLOWS
                      (Amount Expressed In US Dollars)
                                 Not Audited

                                       Nine Month Period     Nine Month Period
                                            Ended                   Ended
                                        March 31, 2004         March 31, 2003

CASH FLOW FROM OPERATING ACTIVITIES

  Net Loss                                  ($409,122)             ($398,958)

  Adjustment to reconcile net loss
   used by operating activities

  Depreciation and amortization                 37,910                 26,400

  Stock Issued for Services Performed           22,750                105,040

 (Increase) Decrease In Accounts
    Receivable                                ` 12,250               (73,558)
 (Increase) Decrease In Prepaid Expenses         (131)                 3,159
 (Increase) Decrease In Inventory               16,156                (9,289)
  Increase (Decrease) In Accounts
   Payable And Accrued Expense                 105,132                95,479


                                             (215,055)              (251,727)


CASH FLOW FROM INVESTING ACTIVITIES

 (Increase) Decrease In Deposits                    -                   (153)
 (Increase) Decrease In Advances
   to Stockholders                                  -                      -


  Acquisition of Equipment & Property               -               (226,860)


                                                    -               (227,013)


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable to Cooper
   Financial                                        -                (10,225)
  Proceeds from Private Lenders               (11,618)               (12,514)
  Proceeds from (repayments of)
   Stockholders' Loans                        134,152                 23,979
  Proceeds from Issue of Stock                 41,957                444,999
  Gain from Extinguishment of Debt             30,067                      -


                                              194,558                446,239


EFFECT OF EXCHANGE RATE ON CASH                 (760)                  4,852

NET INCREASE (DECREASE) IN CASH
 BALANCE FOR THE PERIOD                      (21,257)               (27,649)


Cash Balance, beginning of period              23,417                 32,663


Cash Balance, end of period                    $2,160                 $5,014


PAYMENTS MADE DURING THE PERIOD
 FOR INTEREST                                 $14,787                $16,616


See Notes To Condensed Consolidated Financial Statements


                                     (6)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31,2004


NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :



   a) The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31,2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information refer to the financial statements and footnotes thereto included in the annual report on form 10-KSB for the year ended June 30, 2003.



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



   d)  Fair Value Presentation:

       There are financial instruments, none of which are held for trading purposes. Estimates that the fair value of all financial instruments at March 31, 2004, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could realize in a current market exchange.





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


NOTE  3:  INVENTORY:


         Inventory is comprised of the following:


                                March 31,             June 30,
                                    2004                 2003

         Raw Materials           $52,705              $67,010







                                     (8)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


NOTE  4:  LONG TERM DEBT:

          The interest accrued on the Convertible Debenture was converted to a promissory note of $179,585. This note is payable monthly at the amount of $7,500, including interest at the rate of 5% per annum. At March 31, 2004 the company was not current with the obligation, however, the creditor has not called the obligation.

          At March 31, 2004 a lease payable to FBX Holdings, in the amount of $154,804 including principal and interest is in default. The creditor has not called the obligation, however payment is due on demand and as such the balance is reflected on the March 31, 2004 balance sheet as a current liability.


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

        The shares issuance's for the nine months ended March 31, 2004 are summarized as follows:

Nature
Of
Payments       Number of   Paid Up   Additional   Issue
               Shares      Capital   Paid         Expense  Proceeds   Expense
                                     In Capital

For Services
Rendered and
Pursuant to
S8
Registration   200,000      2,000     14,000          -         -      16,000

Private Place-
ment Restricted
Stock          516,500      5,165     36,793                41,958

For Services
Rendered-
Restricted     225,000      2,250      4,500                            6,750


TOTALS         941,500     $9,415    $55,293          -    $41,958    $22,750


                                    (9)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



The share issuance's for the nine months ended March 31, 2003 are summarized as follows:


Nature
Of
Payments     Number of   Paid Up   Additional   Issue
             Shares      Capital   Paid         Expense  Proceeds      Expense
                                   In Capital
For Cash
Consideration
From Private
Investors    2,300,000    23,000     187,000       -     210,000           -

The 2002
Benefit
Plan S8 Reg  2,790,400    27,904     162,136       -      85,000       105,040


TOTALS       5,090,400   $50,904    $349,136       -    $295,000      $105,040






NOTE 7:	MAJOR CUSTOMERS


        Five customers accounted for 77 % of consolidated net revenues for the nine month period ending March 31,2004. In the corresponding period of fiscal 2003, 80 % of consolidated revenues were accounted for by five customers. The loss of one or more of these customers would have a detrimental effect on operating results.










                                    (10)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

During the first nine months of fiscal 2004 the company incurred an operating
loss of ($438,590), on net sales revenues of $606,204.   Operations were
funded by, accounts receivable, equity capital, debt financing and increases in accounts payable and stockholder loans.

At March 31, 2004 accounts receivable due are $101,571.   At March 31, 2004
there was a back log of orders totaling $97,695.

Additionally, 50,000 options were outstanding as of March 31, 2004, with an aggregate strike price value of US $25,000, should they be exercised. However, there can be no assurance of this.

The accrued and outstanding interest due a former debenture holder has been established as a note payable, bearing 5% per annum interest, with an outstanding balance of $206,947 at March 31, 2004 . Monthly payments have been deferred by the debtor/stockholder of the company.

A lease payable to FBX Holdings and which has been in default since 1994, continues to be reflected on the March 31, 2004 balance sheet as a current liability. The creditor appreciates the circumstance of the corporation and has not called the obligation, however, payment is due on demand. Reference should also be made to Financial Note 4 in regard of this matter.

Continued existence is dependent upon the ability to generate sufficient cash flow to meet obligations on a timely basis; please reference Financial Note 2, "Going Concern". It is anticipated that cash flows from operations in the immediate future will not be sufficient to meet requirements. In order that current operations, development and growth be sustained, there is therefore the need of additional financing. TVI will continue to assess and investigate all avenues in respect of it's financial requirements. If it is deemed to be in the best interest of the Company and its stockholders, serious consideration will be given to raising additional funds in the future through convertible debt, debt or private or public issuance's in the future.

Significant property and equipment purchases and/or expansion of facilities will only be considered if demand for company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.


                                    (11)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


Results of Operations:

Net sales revenues for the first nine months of fiscal 2004 decreased 7 % when compared to those for the corresponding period of the previous year.
The decrease taking place in both custom compounding and proprietary products and the negative effect of currency exchange values. For the quarter ending March 31, 2004, sales revenues decreased 40 % when comparted to those for the corresponding period of the previous year also bearing the effect of negative currency exchange values.

Comparative gross margins, as a percent of revenue decreased dramatically to (8 %) from a positive 2 %. for the nine month comparative period of the previous fiscal year. The decline continued in the quarter ending March 31, 2004 with gross margins (21 %) vs 14% in the corresponding period of the
previous financial year.   The decline is primarily based the lower sales
revenues, but also by maintaining and sustaining the highly experienced manufacturing work-force.

Administrative expenses decreased (31 %), when compared to those for the corresponding nine month period of the previous year as accounting, legal and utility expense in the previous year were higher. Similarly the fiscal quarter ending March 31,2004 experiencced a (56 %) decrease in administrative expense when compared to the previous year.

Financial expenses increased dramatically when compared to those for the corresponding nine month period of the previous year as increased debt interest and penalties associated with payables were expensed; as well in the 3 rd quarter of fiscal 2004. With each quarter reflecting the negative effect of foreign exchange values during the fiscal year.

R&D expenses decreased (7 %) when compared to those for the corresponding nine month period of the previous year, as well in the three month period ending March 31, 2004 a decrease of 31% when compared to the corresponding previous years same three month period. Product development is thought to have reached a level enabling marketing and sales of development products.

Selling expenses decreased (26 %) when compared to the nine month period of the previous year; similarly expenses decreased (69%) in the third quarter as efforts were restricted, but concentrated on the product deemed most ready to penetrate the market, the company's foaming products, particularly in Europe.

At March 31, 2004 there was a back log of orders totaling $97,695.

TVI's proprietary foaming products are for the plastics and rubber industry, and are a processing aid providing significant cost reductions by reducing the amount of plastic consumed, but also provides many other advantages to the industry, such as improved surface finishes, physical properties and sink mark elimination, lower part weight and shorter cycle times. Morfoam is a concentrate encapsulated in an olefin binder, presented in pellet form to be easily blended or metered into the users formulations. The product improves cell structure and reduces voids when nitrogen is used as the primary foaming

                                    (12)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


agent. During fiscal 2002 the company finished developing it's HSF type foaming compound. HSF is a cross-link able - expandable plastic compound made for direct injection processes. During a 'direct inject' process, a granular, expandable compound is being transformed with a specialized injection molding machine into a finished foamed part, which combines several features, such as fine and closed cell structure, soft skin, profiled and color surface, flexibility, buoyancy and light weight. HSF is based on ethylene and propylene (co)polymers blends which can be processed into a finished foamed part with commercially available injection-molding machines. The flow properties of the HSF foaming material have been adjusted in such a manner that these machines are able to process it without any modification. The most significant attribute of HSF foams is heat stability. The heat stability has been quantified as a % of shrinkage of a foam specimen after a 24 hour treatment at 105 degrees Celsius (221 F). The shrinkage of HSF foams typically is 4% - highly competitive with industry standards.

Having now worked with foaming agents for a lengthy period it has become clear that our foaming agent is not just a chemical additive but a very sophisticated technology which has been mastered by Mortile personnel. The customers desired effects can only be met by combining the foaming agent to their formulation with machinery components such as the "screw" and "die" all playing a part. In other words a complete system which much be fully in sync.

We believe that Mortile is the industry leader in both structural and soft foams with new opportunities being presented on a daily basis. As an example, the manufacture of decks, railings and panels as made today is very expensive and cannot accommodate the foaming principles and the benefits brought to the end product.

Growth is anticipated to take place in all areas of the Company's expertise and technology through the balance of the current financial year. In that regard, the 2nd quarter of fiscal 2004, the company delivered the first order of $53,423US on it's proprietary foaming products to the European distributor. A second order has been received in April with a value of $51,400. The European distributor's subsequent marketing efforts indicate additional orders could be placed during the fourth and final quarter. However there can be no assurance of this.

TVI has expensed many millions of dollars to arrive at the position it is in today with state of the art technology, tested, qualified and accepted by the markets. Limited resources has meant that choices were made as to where to focus for the maximum returns in the shortest possible time and further,

Endothermic Foaming Agents [structural foaming agents], is our proprietary technology to which the bulk of our human and financial resources will be expended in the firm belief that it will be the agent to turn the company into a profitable enterprise with extraordinary growth and profit opportunities. It is well represented with a master Distributor in Europe covering 22 European countries, a Canadian, North Eastern US and as well in Chile. Consideration of a US West Coast distributor is also taking place.
A significant breakthrough is this product has been the determination that it has the ability to be used as a nucleating agent in the manufacture of polystyrene cups, trays, packaging material and food containers. In that regard a 5 metric ton order is to be shipped immediately and a further 20 ton for delivery in May/June, 2004. Our European distributor has estimated 400-600 metric tons for calendar year 2004 and rising to 1000 - 1200 tons in 2005.

Such areas as existing aerosol containers which allow many people, mainly children, to access the nitrous oxide gas with disastrous results. The company has found a solution that works and is waiting for the end user to take a decision to change even though the remedy may increase the cost per can by 5 cents; Composite Lumber, in the opinion of the company current technology practices are flawed by the persistent use of "woodflour"

                                  (13)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


considered a "cheap" filler. We believe our structural foam technology will become the method of choice to produce decking, railing and fencing materials and in that regard there is a blanket order for the next six months at a value of $30,000 per month with their projection of doubling the requirement with the installation of a second machine.

Endothermic Light Weight Foams, the company has developed, tested and proven fourteen formulas providing different properties to supply applications so diverse and in number, covering automotive, rapid transit, toys, sporting goods, household requirements and many more. These foams are cost effective and meet all environmental requirements and will over time replace many toxic
products now in daily use throughout the world.   We are a compounding and
formulation company and will transfer technology and supply compounds to the market place as it evolves.







Forward Looking Statements:


This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.




ITEM 3.   Controls and Procedures


          Both the principal executive and financial officers examination of the issurer's disclosure controls and procedures have concluded that the controls and procedures practiced by the issuer and which are maintained on a daily, weekly, monthly, quarterly and as of the end of the period of this quarterly report, are effective in both accumulation and communication to management; further,

          Internal Control Over Financial reporting by the issuer, upon the required evaluation, has not changed during the last fiscal quarter ending March 31, 2004.





                                    (14)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004



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

At March 31, 2004 no further direction had been received by the company's counsel as to when the matter might proceed to trial nor had any direction been received at the time of filing this report.


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






                                    (15)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first nine months of fiscal 2004, 200,000 common stock were issued pursuant to the company's S8 Registration, in consideration of bone fide consulting at a strike price of $0.08 US per unit. [Note 6, Page 8]

        Further, 516,500 restricted stock were sold in a Private Placement in which the company received $41,958, which was used for working
	  capital.

        Additionally, 225,000 restricted stock were issued and expenses for services performed.

        Also, 50,000 options are outstanding as of March 31, 2004, with an aggregate strike price value of $25,000, should they be exercised. However, there can be no assurance of this.

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

          (a)    Exhibits - (3)

                 (1) Exhibit 31(1) - Section 302 Certifications of Chief
                                     Executive Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (2) Exhibit 31(2) - Section 302 Certifications of Chief
                                     Financial Officer Pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002

                 (3) Exhibit 32    - Section 906 Certifications of Chief
                                     Executive and Financial Officers
                                     Pursuant to Section 906 of the
                                     Sarbanes-Oxley Act of 2002


          (b)    Reports  - none



                                    (16)

   Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial
                          Period Ending March 31, 2004





                                 SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                      TECHNICAL VENTURES INC.







Date:  April 30, 2004                 BY:/S/"Frank Mortimer"
                                         Frank Mortimer, President and
                                         Chief Executive  Officer






Date:  April 30, 2004                BY:/S/"Larry Leverton"
                                         Larry Leverton, Secretary &
                                         Treasurer and Chief Financial Officer











                                    (17)