Form 10KSB
period 2004-06-30
TECHNICAL VENTURES INC
filed 2004-11-05
CIK 788340

		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.. 20549

                                 FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2004

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

		      Commission file number 33-2775-A
			   TECHNICAL VENTURES INC.
	    (Exact name of registrant as specified in its charter)


    [ ] ACCELERATED FILER       [ X ] IS NOT AN ACCELERATED FILER <\R>

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State Issuer's revenues for its most recent fiscal year, $794,634

The appropriate aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2004 (based upon the average bid and asked prices as reported by the National Quotation Bureau Of Securities Dealers Quotation Medium was approximately $2,434,887.

The number of shares outstanding of the Registrant's common stock, as of June 30, 2004 is 42,177,606 .

Exhibit index is located on page 23 of this Annual Report on Form 10-KSB.

                          TECHNICAL VENTUES INC.
                              FORM 10-KSB
                    Fiscal Year Ended June 30, 2004


ITEM                      Table of Contents                         PAGE

				PART I

Item 1.   Business                                                  3-10

Item 2.   Properties                                                 10

Item 3.   Legal Proceedings                                          11

Item 4.   Submission of Matters to a Vote of Security Holders        11




			      PART II


Item 5.   Market for Registrants Common Equity and Related
          Stockholder Matters.                                       12-13

Item 6.   Management's Discussions and Analysis of Financial
          Conditions and Results of Operations.                      14-21

Item 7.   Financial Information and Supplementary Data               22

Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.                       22


			     PART III


Item 9.   Directors and Executive Officers of the Registrant         23

Item 10.  Executive Compensation                                     23

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                             24


Item 12.  Certain Relationships and Related Transactions             25


			     PART IV


Item 13.  Exhibits, Financial Statement Schedules and Reports
          on Form 8 K                                                25

Item 14.  Principal Accountant Fees and Services                     26


          Signatures                                                 27

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

Since inception, $ 3,514,457US has been expended in the development of products, including $114,512 in fiscal 2004, $117,812 in 2003 and $68,894 during fiscal 2002.

Present operations, assets and employees are primarily those of Mortile. At June 30, 2004 there were twelve full time employees, all being employees of Mortile.

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

During fiscal year 2004, TVI continued to work closely with three customers developing all types of compounding methodology for each customer's proprietary component formulations; providing compounding services for Shaw Industries formulation for an industrial pipe wrap and coating, compounding services for MLPC International's formulation for various proprietary rubber curing compounds were provided and additionally, Fin Project's proprietary formulation for the footwear industry.



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




Backlog Information:


At June 30, 2004 the backlog of orders totaled $141,361 US.





Item 2.  Properties


TVI currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $10,981(Canadian) through March 31, 2005. The base rents are exclusive of real estate tax escalation's. The current two year lease expires on March 31, 2005.





                                    (10)

Item  3.  Legal Proceedings

A legal action referenced in previous filings was commenced against the Corporation, its subsidiary, Mortile Industries Ltd., their President, Frank Mortimer and the Dow Chemical Company, on June 4, 1999; in the Ontario Superior Court of Justice (Commercial List), by a former customer, Endex Polymer Additives Inc. (USA), Endex Inernational Limited and
G. Mooney And Associates and the Dow Chemical Company; was settled on
June 21, 2004; with no costs of the action and terms of the settlement kept confidential.


Additionally, on October 10, 2001 Hudson Consulting Group ("Hudson") commenced an action in the Third Judicial District Court of Salt Lake
County, State of Utah against the Company and obtained a default judgment for payments allegedly due Hudson pursuant to a consulting agreement between Hudson and the Company. After the court vacated the default judgment by order dated October 23, 2002, the Company answered the complaint and asserted a counterclaim against Hudson for fraudulently inducing the Company to enter into the consulting agreement. In October 2004, following discovery, the action was dismissed with prejudice and with each party bearing its own costs.


Item  4.  Submission of Matters to a Vote of Security Holders

None




                                    (11)

                                  PART II


Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters

Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the National Quotation Bureau, Historical Data Service:



Quarter  		 Low 		High

June 2002              $0.100          $0.490

Sept. 2002		0.080		0.190

Dec. 2002		0.050		0.150

Mar. 2003		0.090		0.235

June 2003              $0.070          $0.150

Sept. 2003		0.055		0.115

Dec. 2003		0.020		0.070

Mar. 2004		0.020		0.060

June 2004              $0.025          $0.100

Sept. 2004              0.025           0.080



These prices do not reflect retail markup, mark down or commissions and may not represent actual transactions.


Holders:

As of June 30, 2004, there were approximately 2,200 shareholders of record.


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





                                    (12)

The company currently has 50,000,000 common shares authorized. At June 30, 2004, 42,177,606 were issued and outstanding. Currently 609,600 stock remain unissued relative to the 2002 Benefit Plan and are reserved as part thereof. Additionally, 50,000 stock are reserved for unexercised options at a strike price of $0.50 per share.

During fiscal 2004, a total of 941,500 shares were issued.

Of the preceeding amount 516,500 Restricted Common Stock were issued and paid for in the aggregate amount of $41,957.50 or $0.08 per share and 425,000 stock were issued for expensed services of $22,750 at an average of $0.54 per share.

In December 2002 an S8 Registration was completed and filed, registering four million shares pursuant to The 2002 Benefit Plan. At June 30, 2004 3,950,400 stock had been issued pursuant to the plan; 609,600 stock remain unissued and are reserved as part thereof.
















                            (13)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

During the year ended June 30, 2004, an operating loss of ($561,210) was incurred; before other income was stated. The operating loss was funded, primarily by equity capital, accounts receivable, an increase in payables and stockholder loans. With continued operating losses and monthly debt service requirements, monthly cash flow requirements is greatly impeded.

In fiscal 2004, $41,957 investment capital was secured through the issue of 516,500 restricted common stock. Additionally, $22,750 in operating expenses were paid by the issue of 425,000 common stock .

No Canadian Tax refunds were received during the current fiscal year as the Canadian Federal tax department has changed the tax status of the company, which in turn negates the ability to receive cash refunds on research and development expenses, therefore no Canadian federal refunds will be available for fiscal 2004. However, determination of the tax status may be reassessed at any time and subsequently changed, however there can be no assurance of this occurring.

Further acquisition of significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely effect the Company's financial condition.

A long term debt financing arrangement is in arrears, as such this debt continues to be reflected as current liability on the
June 30, 2004 balance sheet.   The FBX Holdings  debt amounts to
$202,056 CD, including both principal and accrued interest. The Debtor clearly understands the cash position and as such has verbally agreed to a moratorium on principal repayments until financial conditions exist allowing a payment [s] or, alternatively, suggest an acceptable method [s] of settlement.


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



                                    (14)

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

In that regard, in late August, with confidence for the future, an agreement was signed by the Directors of Mortile Industries Ltd. on behalf of Mortile Industries Ltd. and by Mr. Isaac Roitman on behalf of his group. This Group owns and operates production facilities in New York State, Mexico and South America and employ over 1000 people in their manufacturing facilities.

The Group will contribute in aggregate, US$4.8 million in invested property, know-how and technology in a turnkey operation including US$500,000 infusion of working capital. Mortile Industries will provide two debentures payable within 5 years; one of US$1.4 million and a second of US$500,000. The net capital investment is therefore US$2.9 million and a loan to Mortile Industries for US$1.9 million for 60% of Mortile Industries. Technical Ventures will now own 40% of Mortile Industries Ltd.

The Group will also undertake to purchase materials compounded by Mortile Industries for their own consumption wherever their existing suppliers can be displaced.

The investing Group has a substantial expansion in progress in their New York State plant which should come on-stream in January 2005. Mortile Industries Ltd. will be the supplier of materials and compounds for consumption in this plant.

New market opportunities are expected to produce additional sales of US$8 million in the second year. The Group brings their financing, technology and raw material purchasing power to the venture which will enable Mortile to expand rapidly and effectively compete in the global market place.

Mortile Industries Ltd. will also manufacture color additives for the Corporation thereby eliminating outside purchasing of these products, further contributing to Mortile's sales and profitability. Savings in raw material costs are very important in the very competitive market place we operate in. Survival against imports will depend on pricing which means access to the best possible pricing of both raw materials and capital.

Mr. Isaac Roitman will become an officer of Mortile Industries
Ltd. and will take an active part in the day-to-day operations, current management of Mortile Industries Ltd. remains in place.

Mortile Industries Ltd. and Technical Ventures have exhausted all normal channels of financing and this agreement will enable
Technical Ventures the ability to move ahead with confidence.


                           (15)

A dividend policy will be embodied in the agreement guaranteeing a percentage of the profits to be paid out each year once the loans are repaid.

Technical Ventures Inc. retains it's metal technology which it will continue to develop and market through a new subsidiary.


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


















                                    (16)

Results of Operations - Comparison of Fiscal 2004 To Fiscal 2003:

For the fiscal year ending June 30, 2004, TVI incurred an operating loss of ($561,210) on net sales of $794,634, before other income. Net sales revenues decreased 6.5 % over fiscal 2003. The majority of the decrease taking place in contract / specialty compounding work. Comparatively, fiscal 2003 incurred an operating loss of ($602,022) on net sales of $850,235.

During fiscal 2004, the company experienced an overall decline of 17% in sales revenues. It's major customer in toll compounding services experienced a major decline in sales and which resulted in the major decline in orders to the company. Increases in pricing and increased sales revenues in the foaming products offset some declines.

On reflection  of  "other income",  the operating loss  becomes
$(384,375) in fiscal 2004. Comparatively in fiscal 2003, after reflecting other income, the operating loss became ($592,913).

Gross margins of ($38,596) (5%) in fiscal 2004, represented a decreased of 5.4% over the previous year ended June 30, 2003. The effect of decreased sales, maintaining the highly experienced work force, resulted in the decline of margins. A stronger Canadian dollar had a negative effect on US$ revenues and expenses.

Administrative expense decreased 26 % during fiscal 2004, when compared to those for the corresponding twelve month period of the previous year as legal expense incurred in the previous year did not occurr again.

Financial and Interest Expense increased   in fiscal 2004 when
compared to those for the corresponding period of the previous year as penalties for debt increased and the requirement to increase borrowing necessary to provide cash flow increased interest expense.

R&D Expenses decreased 4 % as resources were diverted to manufacturing to further refine existing Company proprietary products and services.

Selling expenses decreased by 19 % in fiscal 2004 over comparative fiscal 2003; as resources were diverted to refining existing products and concerted effort to control expenditures.

Contingent expense decreased substantially in fiscal 2004 by 91% due to nonrecurring items which were recognized in fiscal 2003.

There can be no assurance, but growth is anticipated to take place in all areas of the Company's expertise and technology.









                                (17)

PRODUCTS

Mortile Foam Compounds


Mortile has manufactured prototype disks ("Frisbees") and the response from dog food suppliers and pet toy distributors has been very positive. A production mold will be made and it is anticipated that the first orders should be in the distribution hands within 2 weeks of the mold being in place.


Light Weight Foams - EXO Foam


Under licensed formulations and in-house technology, the Company is poised to become a major supplier of cross-linked polyethylene foamable resins to a wide and diversified market at highly competitive prices. The finished product is available and being offered to a selected market segment that could fast track the product.


Cross-linked polyethylene foams are used in a very broad cross section of the market providing good opportunities in the following market segments:


Automotive Interiors                Athletic/Recreation

.. Door Panels                       . Boat linings/seats
.. Side Panels                       . Floatation equipment
.. Seating                           . Sports equipment padding
.. Infant seat cushioning            . Knee/elbow pads
.. Insulation                        . Golf bags
.. Dash trimming                     . Pool toys
.. Roof and trunk liners             . Boxing/wrestling mats
                                    . Exercise mats


A presentation to the automotive industry created a great deal of interest for automotive parts such as console parts, visors, arm and door rests and many other applications.



Differentia

The Company's key differentiates are the attributes of its products:

   1.    Hazardous materials have been eliminated;

   2.    The base material cost is lower than competing products;

   3. The "pellet to part" technology permits the elimination of a number of manufacturing steps thereby reducing overall costs;

   4. Labor costs are lower as a result of Mortile's "pellet to part" technology;

   5.    Secondary operations are eliminated;

   6. Mortile's products have a color-in capability so color does not have to be added later;

   7. Because of the one-step technology; there is no need for the material to be covered;

   8.    Mortile's products have no moisture absorption;

   9.    The products have a floatation capability;

  10.    The products have a very low specific gravity.



                                 (18)

Endothermic Foaming Agents


Fischer diffusion - has been appointed a European distributor to distribute it's proprietary endothermic foaming agent. They spent 8 months preparing and planning the launch of the product.
The highlights from the latest advices are as follows:


  They have established a distribution network in over 20 European countries with 772 representatives. They estimate the market to be about 10,000 tons or $45 to 50 million (US) per annum.

  They arranged a global sales force meeting in Amsterdam and Mortile's Manager Technical Services presented a paper on Mortile's product as well as conduct a training seminar.

  They advise that they expect to sell 300-350 tons in the coming year with a 3 year target of 1600 to 1800 metric tons. The pricing is in US$4040. per ton.



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

This is a very large market opportunity and due to the ageing population growing at a very rapid pace the benefit packages of government and corporations cannot sustain the access to ever increasing prices now in the $400 - $600 range.




                                (19)

People without insurance coverage are being left out and have to down scale to the cheaper products.

Mortile believes that it could produce a middle range product which would, due to price and performance, capture a large piece of the market by creating an affordable non-custom made product which would be suitable to a great deal of people.

The Mortile development team is headed by Dr. David Venturi, MD, MA.Sc, B.Sc. Dr. Venturi, a practising physician, is very familiar with the orthotic requirement of the marketplace and will explain the Mortile product to insurance companies providing medical coverage in this area outlining the benefits and cost savings of the Mortile product. See under Exhibit
(2)a, Overview by Dr. Venturi, MD, of the Mortile potential in orthotics.

The link up with P.W. Minor will greatly accelerate the demand from Prime Corporation for Mortile feed stock to supply P.W.
Minor.



THE MARKET

The Company, with its lightweight foams, metal technology and endothermic foaming agents, presents a very exciting and diverse opportunity to enter into many areas with opportunities as a supplier of compounded resin, licensing agreements, joint ventures, technology transfers and in-house manufacturing without digressing from its mission to develop, sell and manufacture it's proprietary products at a price which rewards the shareholders and management who believed in the philosophy that environmentally conscience companies and products will displace the old, worn out technology accepted as the norm years ago.



Everyday you read in papers, trade journals, law reports and listen to new broadcasts about law suits and class action litigation against dispensers of environmentally unfriendly, toxic, obsolete technology polluting the planet.



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

The new Group with their operations in South America, where the market to a large degree is not as competitive as North America, should move rapidly.


Lightweight Foams - In the commodity shoe sole product there is competition but in the high temperature product indirect inject, we know that we have no competition. Direct inject machines can not mould any resins other than EVA this gives Mortile an enormous market edge with a long R&D curve before competition is our concern.

                                 (20)

Mortile has enormous technology advances over the potential competitor even if they attempt to speed their way into a fast-track approach since there are no merger or acquisition opportunities available.


REGULATIONS, TOXIC MATERIALS & KYOTO PROTOCOL

Mortile Industries Ltd does not make use of chemicals classified under the Hazardess Materials Act nor does it manufacture weapons, armaments, explosives or products which emit toxic fumes under combustion. The Company's proprietary formulations are non-toxic and in all cases fall under the category G.R.A.S. (generally regarded as safe). In-house formulations emit no toxic fumes and smoke while being manufactured nor do they emit toxic emissions under combustion. Mortile's formulations contain no vinyl or urethanes, but can be substituted for these materials. Both vinyl and urethane are being phased out in Europe and are under extreme environmental pressure in North America. These material emit toxic fumes during manufacture and may no longer be incinerated or added to the waste stream.


RISK  & OPPORTUNITY

The rising oil prices are pushing up the costs of resin and foaming is a way to reduce weight and save on resin.

We do not see any risk other than apathy and reluctance to change slowing our penetration of the market at the rate we would like to achieve our growth potential. We have three major technologies based on our compounding knowledge and skills each of these products has many different applications in the market place. We do not rely on a single application to obtain sufficient market share to provide profits and cash surpluses to pay down debt.

Our biggest risk therefore lies in our ability to be confident that our financial house is in order and that we do not have to direct large amounts of executive time to constantly search for financing to grow the business. We are fully aware of the cost of lost opportunities when we constantly cut back on the R&D pre-production advancement due to lack of capital. It is never appreciated by potential funders that a delay in placing an order for a mould can delay a project 4-6 months.

With R&D on it's current technologies complete it is now essential that raising financing to sustain marketing and manufacture of its products.

TVI therefore, enters its next fiscal year [2005] with confidence that financing can be achieved, that the technological advantage obtained over the past years will enable it to obtain a significant market share for its products; at satisfactory selling prices. Enabling growth and the ability to meet the anticipated demand for its products, although there can be no assurance of this.






                                  (21)

Forward Looking Statements:


This Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.




Item 7.  Financial Statements and Supplementary Data

Due to cash flow circumstances the company has been unable to initiate annual audit procedures and preparation of audited financial statements. However, this matter will be resolved shortly and upon completion of the audit and resultant audited financial statements an amended Annual 10 KSB Report will be filed for fiscal years 2003 and 2004. For the purposes of this initial filing an unaudited balance sheet and statement of operations is included for the readers information. The format and values represented are as compiled for presentation to the auditors for their review and report. Where comparative values are stated for fiscal 2002 the amounts have been previously audited and reported in the company's annual report 10 KSB of June 30, 2002.

Subsequently the Company has not changed any procedures and controls during the periods that audits have not yet been performed.




Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosures



         None, at the date of this report.
















                                    (22)

                                 -PART III-


Item 9.  Directors and Executive Officers of the Registrant



The directors and officers at June 30, 2004 are as follows:



       Name                     Age                     Position with Company



  Frank Mortimer                 65                     Director, President



  Bryan Carter                   83                     Director,
                                                        Vice President



  Larry Leverton                 65                     Director,
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


Item 10 Executive  Compensation

Frank Mortimer, the Company's Principal Executive Officer, received salary of $81,884, $73,572, $70,125 for the years ended June 30, 2004, 2003 and 2002, respectively. These amounts constituted Mr. Mortimer's sole compensations from. Amounts presented are expressed in US dollars and have been converted from Canadian dollars using the average exchange rate for the periods presented. No executive officer of received a total salary and bonus in excess of $100,000 during any of the three year periods ended June 30, 2004.


                                    (23)

Item 11 Security Ownership of Certain Beneficial Owners and Management


The following table indicates the name of each person who is known by to be a beneficial owner of more than five-percent of its common stock as of June 30, 2004, the ownership of those persons on such date, and the stock ownership of all officers and directors as a group. The address of all persons listed is in care of Technical Ventures Inc. .



                                Number of Shares



   Name of                      Beneficially                Percent of
   Beneficial Owner             Owned (1)                  Common Stock


   Frank Mortimer               1,918,753 (2)                 4.5  %

   Larry Leverton                 941,448 (3)                 2.2  %

   Bryan Carter                   415,000 (4)                 1.0  %

   G. Howland                   2,830,000                     6.7  %


   All Officers & Directors
   As A Group                   3,275,201 (5)                 7.8   %


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




                                    (24)

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











                                    (25)





Item 14.  Principal Accountant Fees and Services


(1) Audit Fees

    For fiscal year 2002, fees billed by principal accountant, $26,616CA in aggregate;

    For fiscal year 2003, fees billed by principal accountant, none.


(2) Audit Related Fees

    None


(3) Tax Fees

    None


(4) All Other Fees

    None


(5) None


(6) None
















                                    (26)

                                 SIGNATURES









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                            TECHNICAL VENTURES INC.





Dated: October 29, 2004                     By:/S/Frank Mortimer
                                               Frank Mortimer, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Dated: November 2, 2004                    By:/S/Frank Mortimer
                                              Frank Mortimer, President,
                                              Principal Executive Officer and
                                              Director





Dated: November 2, 2004                    By:/S/Bryan Carter
                                              Bryan Carter, Vice President
                                              Director





Dated: November 2, 2004                   By:/S/Larry Leverton
                                             Larry Leverton, Secretary
                                             Treasurer and Principal
                                             Accounting Officer and Director









                                     (27)

                           TECHNICAL VENTURES INC.




                       UNAUDITED FIANCIAL INFORMATION



                         AT JUNE 30, 2004 AND 2003

                            TECHNICAL VENTURES INC.

                         UNAUDITED FIANCIAL INFORMATION






                                    TABLE OF CONTENTS





 Consolidated Balance Sheets at June 30, 2004 and 2003           F - 2


 Consolidated Statements of Earnings for each
  of the years ended June 30, 2004, 2003 and 2002                F - 3

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                      2004            2003
                                                   [UNAUDITED]    [UNAUDITED]
                                                        $               $


                        ASSETS

    CURRENT ASSETS

     Cash                                            7,675           23,417
     Accounts receivable                           113,041          110,761
     Inventory                                      71,801           67,010

                                                   192,517          201,188

        DEPOSITS                                    15,707           15,421

        PROPERTY AND EQUIPMENT                     268,111          313,169
        [Net of Depreciation]



















                                                    476,335         529,778


APPROVED ON BEHALF OF THE BOARD

/S/ Frank Mortimer

/S/ Larry Leverton

TECHNICAL VENTURES INC.
Consolidated Balance Sheets
As of June 30
(Amounts expressed in U.S. Dollars)


                                                       2004            2003
                                                   [UNAUDITED]    [UNAUDITED]
                                                        $               $

                       LIABILITIES

 CURRENT LIABILITIES

  Accounts payable and accrued expenses(note 6,2002)  777,988        681,186
    Current portion of notes payable(note 7,2002)     133,419         90,000
  Capital lease obligations (note 8,2002)              84,763         83,904
  Loans from private lenders (note 9,2002)            247,377         67,211
  Current portion of loans from stockholders,
   unsecured, interest free (note 10,2002)             92,560        149,374


                                                    1,336,107      1,071,675


 LONG-TERM DEBT, net of current portion

 Convertible debentures (note 13 (g),2002)            130,592        41,969
 Notes payable (note 2,2002)                             -             -
 Loans from stockholders (note 10,2002)               142,404       191,124
 Other (note 11,2002)                                    -           29,259









                         STOCKHOLDERS' DEFICIENCY


 CAPITAL STOCK (note 13,2002)                         421,776       412,361

 ADDITIONAL PAID IN CAPITAL (note 13,2002)          6,559,749     6,504,456

 ACCUMULATED OTHER COMPREHENSIVE
  INCOME (note 14,2002)                               280,915       289,767

 DEFICIT                                          (8,395,208)   (8,010,833)


 STOCKHOLDERS DEFICIENCY                          (1,132,768)     (804,249)


                                                      476,335       529,778

TECHNICAL VENTURES INC.
Consolidated Statements of Earnings
For the years ended June 30
(Amounts expressed in U.S. Dollars)

                                    UNAUDITED        UNAUDITED       AUDITED
                                       2004            2003            2002
                                         $               $               $

 NET SALES                           794,634          850,235       1,145,086

 COST OF SALES                       833,230          844,986         865,105


 GROSS MARGIN                       (38,596)            5,249         279,981


	EXPENSES

 Administration                      190,701          257,830         199,500
 Interest and other                  132,678          790,440         120,206
 Research and development            114,512          119,143          69,894
 Selling                              81,001          100,197         106,812
 Contingent related legal expenses     3,722           39,660             -


                                     522,614          607,270         496,412


 LOSS FROM OPERATIONS              (561,210)        (602,022)       (216,431)


  Recovery of contingent expenses    176,385            -              10,372


  LOSS BEFORE INCOME TAX RECOVERY  (384,375)        (602,022)       (206,059)


  Income tax recovery                  -                9,109         157,330


 LOSS BEFORE EXTRAORDINARY ITEM    (384,375)        (592,913)        (48,729)

  Gain from extinguishment of debt,
   loss applicable income taxes of
   $135,000 (note 7(i),2002)           -                -             187,824

 NET EARNINGS (LOSS)               (384,375)        (592,913)         139,095

 BASIC LOSS BEFORE EXTRAORDINARY
  ITEM PER COMMON SHARE                 0.00           (0.02)            0.00

 BASIC EARNINGS (LOSS) PER COMM         0.00           (0.02)            0.00

 FULLY DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                          0.00           (0.02)            0.00