Form 10-K/A
period 2003-06-30
TECHNICAL VENTURES INC
filed 2010-05-12
CIK 788340

SECURITIES AND EXCHANGE COMMISSION
 Washington,  DC. 20549

FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 33-2775-A

TECHNICAL VENTURES INC.
(Exact name of registrant as specified in its charter)

New York State (State or other Jurisdiction of incorporation)	13-3296819 (I.R.S. Employer Identification)

2000 NE 22nd ST
Wilton Manors, Fl 33305 (828) 489-9408
(Address of principal executive offices) (issuer's phone number)

Former address
3411 McNicoll Avenue, Unit 11
           Scarborough, Ontario, Canada  M1V  2V6

Registrant's telephone number, including area code: (828) 489-9409

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KA or any amendment to this Form 10-KA [ ]

State Issuer's revenues for its most recent fiscal year, $850,235

The number of shares outstanding of the Registrant's common stock, as of June 30, 2003 is 41,236,106 and as of May 10, 2010 150,108,777

TECHNICAL VENTURES INC.
FORM 10-K/A
Fiscal Year Ended June 30, 2003

Item 1. Business

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

Technical Ventures Inc.'s subsidiary Mortile Industries Ltd., deals in the design, development, and manufacturing of proprietary polymers, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer. The application of TVI's products expands into every area of plastics. Repetitive business is constant, because of the technical complexity of the various products and loyalty to TVI by its customers.

Prior to April 1992, TVI had been considered to be in development. Since Inception, $ 3,399,945 US has been expended in the development of products, including $117,812 in fiscal 2003, $69,894, in FY 2002 and $ 56,961 during FY 2001.

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

SUBSEQUENT EVENT INFORMATION

On 26 August 2004 Technical Ventures Inc. entered into an agreement approved by the Directors of Mortile Industries Ltd. on behalf of Mortile Industries Ltd. and by Mr. Isaac Roitman on behalf of his group. This Group owned and operated production facilities in New York State, Mexico and South America and employs over 1000 people in their manufacturing facilities. The Group contributed in aggregate, US$4.8 million in invested property, know-how and technology in a turnkey operation including US$500,000 infusion of working capital. Mortile Industries issued two debentures payable within 5 years; one of US$1.4 million and a second of US$500,000. The net capital investment is therefore US$2.9 million and a loan to Mortile Industries for US$1.9 million for 60% of Mortile Industries. Technical Ventures retained 40% of Mortile Industries Ltd. The Group will also undertake to purchase materials compounded by Mortile Industries for their own consumption wherever their existing suppliers can be displaced. The investing Group has a substantial expansion in progress in their New York State plant which should come on-stream in January 2005. Mortile Industries Ltd. will be the supplier of materials and compounds for consumption in this plant. New market opportunities are expected to produce additional sales of US$8 million in the second year. The Group brings their financing, technology and raw material purchasing power to the venture which will enable Mortile to expand rapidly and effectively compete in the global market place. Mortile Industries Ltd. will also manufacture color additives for the Corporation thereby eliminating outside purchasing of these products, further contributing to Mortile's sales and profitability. Savings in raw material costs are very important in the very competitive market place we operate in. Survival against imports will depend on pricing which means access to the best possible pricing of both raw materials and capital. Mr. Isaac Roitman will become an officer of Mortile Industries Ltd. and will take an active part in the day-to-day operations, current management of Mortile Industries Ltd. remains in place. Mortile Industries Ltd. and Technical Ventures have exhausted all normal channels of financing and this agreement will enable Technical Ventures the ability to move ahead with confidence. A dividend policy will be embodied in the agreement guaranteeing a percentage of the profits to be paid out each year once the loans are repaid. Technical Ventures Inc. retains its metal technology which it will continue to develop and market through a new subsidiary.

On November 4th, 2004 Mr. Frank Mortimer, Director, President and CEO of the company placed the name of Dr. David Venutri forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Venturi be elected. Dr. Venturi is a Doctor of Medicine, graduate of the University of Toronto, Advanced Cardiopulmonary Life Support and Advanced Trauma Life Support. Additionally he holds a M.A.Sc. Institute for Aerospace Studies, University of Toronto. A Gold Medalist in B.Sc., Honors Physics from the University of Windsor. Dr. Venturi is widely published in medical, physics and aerospace research.  On November 5th, 2004, Mr. Bryan Carter a Vice President and Director of Technical Ventures Inc. resigned his position with the company. Mr. Carter, having served in these positions since 1986, felt it necessary to resign due to poor health and that he had relocated to British Columbia, Canada.

On December 15, 2004 Technical Ventures Inc. received notice from its Certifying Accountant, Schwartz Lewinsky Feldman of Toronto of their resignation. The Company, respectfully, accepts and recognizes the tendered resignation herewith and without malice. Furthermore, there are no disagreements on accounting practices and principles between the Certifying Accountant and the Company, as disclosed in the Certifying Accountant's last audit report for the fiscal year ending June 30, 2002.  No new Certifying Accountant has been engaged at the present time; however, a decision in this regard will be effected in a timely manner.

On July 28, 2005 Technical Ventures Inc. announced the engagement a new independent accountant as principal accountant to audit the company financial statements. In that regard, the name of the independent accountant is: SF Partnerships, LLP Chartered Accountants 4950 Yonge Street, Suite 400 Toronto, Ontario, Canada M2N 6K1

On December 15, 2006  Hank Sokoljuk was appointed President and CEO replacing Frank Mortimer after his death. Mr. Sokoljuk served in the position for a short period of time. No CEO was appointed until the appointment of Mr. Wayne Doss in June 1, 2008. The corporate secretary of the company Larry Leverton and the board of directors conducted company business.

On June 1, 2008 Mr. Wally Kralik, Director, placed the name of Wayne A. Doss, for nomination to the Board of Directors and appointment as the President and CEO of the company. The Board of Directors unanimously resolved that Mr. Doss be elected to the Board and appointed as the President and CEO of Technical Ventures. Mr. Doss has a 30 year career in the financial and managerial field and has served over 20 years as a CFO and CEO of both Private and Public Companies. Mr. Doss is a graduate from the University of Maryland. He was the President and CEO of Keller Industries and Keller Ladders until the company were sold in 1999. He has consulted for small public companies and recently restored an OTCBB company to its fully reporting status. The primary mission of Mr. Doss is to cure the current delinquency in the financial reporting.  Additionally, Mr. Doss will close the transaction of the Amfil Technologies Inc. acquisition and insure a smooth transition of this opportunity meeting both financial and regulatory guidelines.

On June 1, 2008 Mr. Wally Kralik and Yarko Mulkewytch, Directors of Technical Ventures Inc. resigned to focus on other interest but will remain on call to assist with the task of restoring the fully reporting status of the company.

On June 4, 2008 Technical Ventures Inc. entered into an agreement with Amfil Technologies Inc., a Private California Company, to acquire its Ozone Technology, certain fixed assets, and the assumption of certain short term liabilities. Technical Ventures issued approximately 40 million (40,000,000) shares of rule 144 restricted common stock for the purchase of 100% of the shares of Amfil Technologies. Technical Ventures had  76,068,807 shares issued and outstanding prior to the acquisition. The acquisition transaction was placed before majority shareholder consideration and comment prior to closing, which was expected before the June 30, 2008 year end of Technical Ventures Inc.

On June 22, 2008 Technical Ventures Inc. received notification by Majority Shareholder Consent in Lieu of Shareholder Meeting, the consent authorized the company to proceed with the acquisition of Amfil Technologies Inc. The majority consent was in excess of 51% of the current authorized and issued shares. Pursuant to the agreement dated June 4, 2008 and majority shareholder consent dated June 22, 2008 Technical Ventures authorized the issuance of 40 million (40,000,000) shares of rule 144 restricted common stock for the purchase of the AMFIL Technologies Ozone Systems. Since the letter of intent and subsequent acquisition of the AMFIL Technology, the management of Amfil have booked in excess of six hundred thousand ($600,000) in confirmed purchase orders. The booked orders were from diverse markets and geographical areas covering the following business segments; a shrimp farm, large City Zoo, chili pepper wash, tomato cold storage, potato cold storage, fruit cold storage, and onion cold storage. These diverse markets offer significant exposure for the Amfil proprietary systems utilizing Ozone Technology for the company.

On December 1, 2008 Technical Ventures Inc. board of directors approved the appointment of Ambrose Fillis to the board of directors. Mr. Fillis was the founder of AMFIL Technologies and is the largest individual shareholder of Technical Ventures Inc. Mr. Fillis has an educational background in Mechanical & Structural Engineering Design obtained through a Co-op Engineering program with De Beers Consolidated Mines (through the University of Witwatersrand in South Africa). Mr. Fillis also obtained a Manufacturing Technology degree at Humber College, Ontario, Canada. Mr. Fillis has worked in the Food Manufacturing Industry in North America for the past 23 years enjoying various positions ranging from Plant Engineering, Production Management, Quality Assurance Management, Director of Operations, VP of Engineering & Manufacturing, among others, for some of the largest food manufacturing companies prior to forming AMFIL Technologies. Mr. Fillis will also serve as the President and CEO of the Amfil Technologies subsidiary of Technical Ventures Inc.

On December 15, 2008  By majority consent the majority shareholders of Technical Ventures Inc. authorized the company to change the name to Amfil Technologies. This has not been completed by FINRA at this point in time.

Item 2. Properties

TVI leased 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $10,621(Canadian) through March 31, 2004 and $10,981(Canadian) through March 31, 2005. The base rents are exclusive of real estate tax escalations. The current two year lease expires on March 31, 2005. This lease was not renewed and the company currently leases corporate office space for $500.00 per month on a month to month basis.

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

Additionally, 1,600,000 shares are reserved for unexercised options. Including an option to purchase 1,500,000 stock at a strike price of $0.20 per unit or $300,000 which expires at December 31,2003.

In December of 2002 an S8 Registration was completed and filed, registering four million shares pursuant to The 2002 Benefit Plan. At June 30, 2003, 3,190,400 shares  have been issued pursuant to the Plan; 809,600 shares  remain unissued and are reserved as part thereof.

Included in the amount of stock issued pursuant to the plan, 1,150,000 shares were optioned and acquired by directors of the company. [See Part III, Item 11] and 900,000 were optioned and acquired by employees of Mortile Industries Ltd., the wholly owned subsidiary of the company. The option strike price was $0.05 per unit. Also included in the amount issued pursuant to the plan, are 1,140,400 stock issued to bona fide consultants of the corporation for services performed and expensed. The aggregate value of stock issued to consultants was $109,400 or an average price per share of $0.096.

COMMON EQUITY

The Company ended June 30, 2004 FY 2004 with 42,177,606 shares issued and outstanding.

During the 1st Qtr 2005 ending September 30, 2004 the company issued 200,000 shares of rule 144-restricted common stock for SERVICES, valued at $9,318.00 for an average share cost of $.047; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 200,000 shares for the quarter and a total issued and outstanding at the end of the period of 42,377,606.

During the 2nd Qtr 2005 ending December 31, 2005 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 647,778 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $36,789.31, for an average share cost of $.057; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 647,778 shares for the quarter and a total issued and outstanding at the end of the period of 43,025,384.

During the 3rd Qtr 2005 ending March 31, 2005 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 43,025,384.

During the 4th Qtr 2005 ending June 30, 2005 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 233,270 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $8,164.00, for an average share cost of $.035; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 233,270 shares for the quarter, a total issuance of 1,081,048 shares for FY 2005, and a total issued and outstanding at the end of the period of 43,258,654.

The Company ended June 30, 2005 FY 2005 with 43,258,654 shares issued and outstanding.

During the 1st Qtr 2006 ending September 30, 2005 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 1,502,005 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $60,179.00 for an average share cost of $.040; resulting in a total share issuance of 1,502,005 shares for the quarter and a total issued and outstanding at the end of the period of 44,760,659.

During the 2nd Qtr 2006 ending December 31, 2005 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 44,760,659.

During the 3rd Qtr 2006 ending March 31, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 255,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $10,200.00 for an average share cost of $.040; resulting in a total share issuance of 255,000 shares for the quarter and a total issued and outstanding at the end of the period of 45,015,659.

During the 4th Qtr 2006 ending June 30, 2006  the company issued 500,000 shares of rule 144-restricted common stock for SERVICES, valued at $15,000.00 for an average share cost of $.030; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 500,000 shares for the quarter, a total issuance of 2,257,005 shares for FY 2006, and a total issued and outstanding at the end of the period of 45,515,659.

During the 1st Qtr 2007 ending September 30, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 45,515,659.

During the 2nd Qtr 2007 ending December 31, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 750,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $22,500.00 for an average share cost of $.030; resulting in a total share issuance of 750,000 shares for the quarter and a total issued and outstanding at the end of the period of 46,265659.

During the 3rd Qtr 2007 ending March 31, 2007 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 10,0272,328 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $538,381.25, for an average share cost of $.053; the company issued 875,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $38,800.00 for an average share cost of $.044; resulting in a total share issuance of 10,947,328 shares for the quarter and a total issued and outstanding at the end of the period of 57,212,987.

During the 4th Qtr 2007 ending June 30, 2007 the company issued 2,500,000 shares of rule 144-restricted common stock for SERVICES, valued at $75,000.00 for an average share cost of $.030; the company issued 3,000,000 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $115,260.00, for an average share cost of $.038; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 5,500,000 shares for the quarter, a total issuance of 17,197,328 shares for FY 2007, and a total issued and outstanding at the end of the period of 62,712,987.

The Company ended June 30, 2007 FY 2007 with 62,712,987 shares issued and outstanding.

During the 1st Qtr 2008 ending September 30, 2007 the company issued 1,600,000 shares of rule 144-restricted common stock for SERVICES, valued at $155,000.00 for an average share cost of $.097; the company issued 1,309,150 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $60,736.00, for an average share cost of $.046; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0, for an average share cost of $0; resulting in a total share issuance of 2,909,150 shares for the quarter and a total issued and outstanding at the end of the period of 65,622,137.

During the 2nd Qtr 2008 ending December 31, 2007 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 3,350,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $77,400.00 for an average share cost of $.023; resulting in a total share issuance of 3,350,000 shares for the quarter and a total issued and outstanding at the end of the period of 68,972,137.

During the 3rd Qtr 2008 ending March 31, 2008 the company issued 500,000 shares of rule 144-restricted common stock for SERVICES, valued at $20,000.00 for an average share cost of $.040; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 420,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $8,406.60 for an average share cost of $.020; resulting in a total share issuance of 920,000 shares for the quarter and a total issued and outstanding at the end of the period of 69,892,137.

During the 4th Qtr 2008 ending June 30, 2008 the company issued 4,176,670 shares of rule 144-restricted common stock for SERVICES, valued at $87,950.00 for an average share cost of $.021; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 4,176,670 shares for the quarter, a total issuance of 11,355,820 shares for FY 2008, and a total issued and outstanding at the end of the period of 74,068,807.

The Company ended June 30, 2008 FY 2008 with 74,068,807 shares issued and outstanding.

During the 1st Qtr 2009 ending September 30, 2008 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 74,068,807.

During the 2nd Qtr 2009 ending December 31, 2008 the company issued 13,000,000 shares of rule 144-restricted common stock for SERVICES, valued at $65,000.00 for an average share cost of $.005; the company issued 16,040,000 shares of rule 144-restricted common stock for CONVERTIBLE NOTES, valued at $240,600.00, for an average share cost of $.015; the company issued 40,000,000 shares of rule 144-restricted common stock for THE TECHNOLOGY ACQUISITION OF AMFIL, valued at $200,000.00 for an average share cost of $.005; resulting in a total share issuance of 69,040,000 shares for the quarter and a total issued and outstanding at the end of the period of 143,108,807.

During the 3rd Qtr 2009 ending March 31, 2009 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 143,108,807.

During the 4th Qtr 2009 ending June 30, 2009 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter, a total issuance of 69,040,000 shares for FY 2009, and a total issued and outstanding at the end of the period of 143,108,807.

The Company ended June 30, 2009 FY 2009 with 143,108,807 shares issued and outstanding.

Item 6. Selected Financial Data

Not Applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 2003, an operating loss of ($445,546) was funded primarily by equity and subscribed capital, by a Canadian Tax Refund, accounts receivable and an increase in payables. However, continued operating losses and monthly debt service requirements hinders the ability to meet monthly cash flow requirements.

In fiscal 2003, subscribed capital of $150,000 at June 30, 2002, was received; $320,000 investment capital was secured through the issue of 3,250,000 shares of common stock. Additionally, $109,040 in operating expenses were paid by the issue of 1,140,000 shares of common stock and $117,500 in debt reduction was achieved by the issue of 2,250,000 shares of common stock.

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

During fiscal 2003 fixed assets were acquired for cash outlay of $158,059. Two of the units were necessary for the ongoing development and improvement of new and existing products. A third unit will serve as back up for the existing compound mixing unit, additionally, this unit could serve to double the compound mixing capacity, if required to do so.

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

It is essential that the company raises the financing to sustain marketing and manufacture of  its developed technologies and therefore TVI will continue to explore all opportunities in respect of financial requirements. Additionally, if it is deemed to be in the best interest of its stockholders and serious consideration will be given to raising additional funds through private or public equity issuance's in the future.

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

A contingent expense of $39,660 was recognized in fiscal 2003. Technical Consulting expenses related to the Endex legal action were received and paid through the issue of stock. Additionally a loan of $50,000 CA on a possible acquisition by the company's subsidiary Mortile Industries was recognized as a non-refundable deposit.

On 26 August 2004 Technical Ventures Inc. entered into an agreement  approved by the Directors of Mortile Industries Ltd. on behalf of Mortile Industries Ltd. and by Mr. Isaac Roitman on behalf of his group. This Group owned and operated production facilities in New York State, Mexico and South America and employs over 1000 people in their manufacturing facilities. The Group contributed in aggregate, US$4.8 million in invested property, know-how and technology in a turnkey operation including US$500,000 infusion of working capital. Mortile Industries issued two debentures payable within 5 years; one of US$1.4 million and a second of US$500,000. The net capital investment is therefore US$2.9 million and a loan to Mortile Industries for US$1.9 million for 60% of Mortile Industries. Technical Ventures retained 40% of Mortile Industries Ltd. The Group will also undertake to purchase materials compounded by Mortile Industries for their own consumption wherever their existing suppliers can be displaced. The investing Group has a substantial expansion in progress in their New York State plant which should come on-stream in January 2005. Mortile Industries Ltd. will be the supplier of materials and compounds for consumption in this plant. New market opportunities are expected to produce additional sales of US$8 million in the second year. The Group brings their financing, technology and raw material purchasing power to the venture which will enable Mortile to expand rapidly and effectively compete in the global market place. Mortile Industries Ltd. will also manufacture color additives for the Corporation thereby eliminating outside purchasing of these products, further contributing to Mortile's sales and profitability. Savings in raw material costs are very important in the very competitive market place we operate in. Survival against imports will depend on pricing which means access to the best possible pricing of both raw materials and capital. Mr. Isaac Roitman will become an officer of Mortile Industries Ltd. and will take an active part in the day-to-day operations, current management of Mortile Industries Ltd. remains in place. Mortile Industries Ltd. and Technical Ventures have exhausted all normal channels of financing and this agreement will enable Technical Ventures the ability to move ahead with confidence. A dividend policy will be embodied in the agreement guaranteeing a percentage of the profits to be paid out each year once the loans are repaid. Technical Ventures Inc. retains its metal technology which it will continue to develop and market through a new subsidiary.

Forward Looking Statements:

This Form 10-KA contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK  Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

TECHNICAL VENTURES, INC.

Financial Statements

June 30, 2003 and 2002

TECHNICAL VENTURES, INC.

Financial Statements

June 30, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Technical Ventures Inc.

We have audited the accompanying balance sheets of Technical Ventures Inc. (the Company) as of June 30, 2003 and 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as stated in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe physical inventory as of June 30, 2003 or 2004. The Company’s records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustment, if any, as might have been disclosed had we been able to observe the physical inventory taken at June 30, 2003 and 2004, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eddy Chin, Chartered Accountant
Eddy Chin, Chartered Accountant
Thornhill, Ontario
May 7, 2010

TECHNICAL VENTURES INC.
Consolidated Balance Sheets

	June 30,
	2003	2002
ASSETS

Current Assets
Cash	$23,417	$32,663
Accounts receivable	110,761	140,195
Inventory	67,011	69,377
Prepaid expenses	809	-
Total current assets	201,998	242,235

Deposits	14,162	49,528
Fixed assets, net of accumulated depreciation of $719,404 and $663,538, resp.	313,169	93,058

Total Assets	$529,329	$384,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$890,201	$531,252
Current portion of notes payable	50,000	82,357
Capital lease obligations	83,904	74,474
Related party payables, current portion	309,923	330,088
Total current liabilities	1,334,028	1,018,171

Notes payable, net of current portion	-	78,360
Related party payables, net of current portion	-	115,980
Other long term liabilities	-	25,823

Total Liabilities	1,334,028	1,238,334

Stockholders' Deficit
Common stock, $.01 par value; 41,236,106 and 34,595,706 issued and outstanding at June 30, 2003 and 2002, resp.	412,361	345,957
Additional paid in capital	6,504,456	5,874,321
Accumulated other comprehensive income	289,767	344,128
Accumulated deficit	(8,010,833)	(7,417,919)
Total stockholders' deficit	(804,249)	(853,513)

Total liabilities and stockholders' deficit	$529,779	$384,821

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended June 30,
	2003	2002
Revenues, net of returns and discounts	$850,235	$1,145,086
Cost of goods sold	844,986	865,105
Gross margin	5,249	279,981

Operating expenses
Selling	100,197	106,812
Research and development	119,143	69,894
General and administrative	336,550	199,500
Total operating expenses	555,890	376,206

Other income (expense)
Gain on disposal of asset	485	-
Other income	9,109	-
Foreign currency transaction loss	(16,048)	-
Gain on extinguishment of debt	-	187,824
Recovery of contingent expenses	-	10,372
Interest expense	(35,819)	(120,206)
Total other income (expense)	(42,273)	77,990

Income tax recovery	-	157,330

Net income (loss) applicable to common shareholders	$(592,914)	$139,095

Other comprehensive loss
Foreign currency translation adjustment	(54,361)	17,093

Total comprehensive loss	$(647,275)	$156,188

Basic and diluted loss per common shares	$(0.02)	$0.00

Weighted average shares outstanding	33,696,421	31,844,902

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Statement of Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2001	27,163,006	$271,630	$5,342,204	$327,035	$(7,557,014)	$(1,616,145)
Common stock issued for services	145,200	1,452	5,163	-	-	6,615
Common stock issued for conversion of debentures	2,437,500	24,375	237,454	-	-	261,829
Subscription receivable	-	-	(150,000)	-	-	(150,000)
Common stock issued for cash	4,850,000	48,500	439,500	-	-	488,000
Foreign currency translation adjustment	-	-	-	17,093	-	17,093
Net earnings, year ended June 30, 2002	-	-	-	-	139,095	139,095
Balance, June 30, 2002	34,595,706	345,957	5,874,321	344,128	(7,417,919)	(853,513)

Common stock issued for subscription receivable	1,600,000	16,000	134,000	-	-	150,000
Common stock issued for services	1,140,400	11,404	97,635	-	-	109,039
Common stock issued for cash	3,700,000	37,000	385,500			422,500
Common stock issued for debt	200,000	2,000	13,000			15,000
Foreign currency translation adjustment	-	-	-	(54,361)	-	(54,361)
Net loss, year ended June 30, 2003	-	-	-	-	(592,914)	(592,914)
Balance, June 30, 2003	41,236,106	412,361	6,504,456	289,767	(8,010,833)	(804,249)

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Consolidated Statement of Cash Flows

	Year Ended June 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$(592,914)	$139,095
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	109,040	20,177
Depreciation	20,014	22,240
Other income	-	(322,824)
Changes in operating assets and liabilities:
Accounts receivable	42,192	(46,325)
Inventory	9,971	3,127
Prepaid expenses	3,076	(3,772)
Deposits	33,180	331
Accounts payable and accrued liabilities	52,811	(108,391)
Net cash used in operating activities	(322,630)	(296,342)

Cash flows from investing activities
Purchase of equipment	(225,108)	(648)
Net cash provided by investing activities	(225,108)	(648)

Cash flows from financing activities
Repayment of note payable	-	(32,503)
Repayment of related party payables	(63,078)	(12,348)
Subscription receivable	150,000	(150,000)
Stock issued in exchange for debt	15,000
Proceeds from sale of common stock	422,500	488,000
Net cash provided by financing activities	524,422	293,149

Effect of exchange rate on cash	14,070	13,544

Net change in cash	(9,246)	9,703
Cash at beginning of period	32,663	22,960
Cash at end of period	$23,417	$32,663

See accompanying notes to financial statements

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 1 – Nature of Business

Technical Ventures Inc. (TVI) is a New York State corporation formed on June 14, 1985 to raise capital for the purpose of seeking business acquisition possibilities throughout North America. The primary objective was to search for a business which in the opinion of its management demonstrated long-term growth potential that would warrant involvement. On April 14, 1986, TVI acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (Mortile) a Canadian corporation.

Technical Ventures Inc.'s subsidiary Mortile Industries Ltd., deals in the design, development, and manufacturing of proprietary polymers, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer. The application of TVI's products expands into every area of plastics. Repetitive business is constant, because of the technical complexity of the various products and loyalty to TVI by its customers.

Note 2 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2003 or 2002.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses

 ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative".

ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.

During the year ended June 30, 2002, the Company issued a total of 145,200 shares of common stock with an aggregate value of $6,615 for services performed on behalf of the Company. 2,437,500 shares were issued at an aggregate value of $261,829 for conversion of debentures. 4,850,000 shares were issued in consideration of $488,000 received in cash. There were 34,595,706 common shares issued and outstanding at June 30, 2002.

During the year ended June 30, 2003, the Company issued a total of 1,140,400 common shares with an aggregate value of $109,040 for services performed on behalf of the Company. Further, a note holder of the Company converted the note to 200,000 common shares valued at $15,000. The Company also issued 3,700,000 common shares for total cash considerations of $422,500. There were 41,236,106 common shares issued and outstanding at June 30, 2003.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception.  As of June 30, 2004 and 2003 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2003 and 2002

Note 4 – Income Taxes (continued)

Income tax provision at the federal statutory rate	35%
Effect on operating losses	-35%
-

Net deferred tax assets consist of the following:

	2003	2002
Net operating loss carry forward	$8,010,833	$7,417,919
Valuation allowance	(8,010,833)	(7,417,919)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2003	2002		Since Inception
Tax at statutory rate (35%)	$207,520	$	-(8,683)	$2,803,792
Increase in valuation allowance	(207,520)		48,683	(2,803,792)
Net deferred tax asset	$-		$-	$-

The Company did not pay any income taxes during the years ended June 30, 2003 or 2002.

The net federal operating loss carry forward will expire in 2023 and 2024.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The Company has received loans multiple shareholders totaling from inception to June 30, 2003 for the purposes of funding operations. Repayments of shareholder loans totaled $63,078 and $12,348 during the years ended June 30, 2003 and 2002, respectively. There was $309,923 and $408,448 due to shareholders at June 30, 2003 and 2002.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through April 21, 2010 and determined there are no material events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls that have materially affected, or are reasonably likely to material affect, the internal control over financial reporting or in other factors that could affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our President and CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 6/30/2003. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by the President and CEO with no oversight by another internal professional with accounting expertise. Our President does possess accounting expertise but our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to raise additional capital to engage another internal accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates the name of each person who is known by to be a beneficial owner of more than five-percent of its common stock as of June 30, 2003, the ownership of those persons on such date, and the stock ownership of all officers and directors as a group. The address of all persons listed is in care of Technical Ventures Inc.

Number of Shares

Name of Beneficial Owner	Beneficially Owned (1)		Percent of Common Stock

Frank Mortimer	1,918,753	(2)	4.65%

Larry Leverton	941,448	(3)	2.3%

Bryan Carter	415,000	(4)	1.0%

G. Howland	2,830,000		6.9%

All Officers & Directors	3,275,201	(5)	7.9%
As A Group

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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

For fiscal year 2001, fees billed by principal accountant, $30,388CA in aggregate;

For fiscal year 2002, fees billed by principal accountant, $26,616CA in aggregate.

For fiscal year 2003, fees billed by principal accountant, $10,000 US in aggregate

(2) Audit Related Fees

None

(3) Tax Fees

None

(4) All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification of the Chief Executive Officer

Exhibit 31.2	Section 302 Certification of the Chief Financial Officer

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNICAL VENTURES INC.

Dated: May 10, 2010	By:	/s/ Wayne A. Doss
Wayne A. Doss, President,
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 10, 2010	By:	/s/ Larry Leverton
Larry Leverton, Secretary,
Treasurer and Director