Form 10-K/A
period 2004-06-30
TECHNICAL VENTURES INC
filed 2010-05-12
CIK 788340

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

The number of shares outstanding of the Registrant's common stock, as of June 30, 2004 is 42,177,606 and as of May 10, 2010 150,108,777

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

Prior to April 1992, TVI had been considered to be in development. Since Inception, $ 3,514,457 US has been expended in the development of products, including $114,512 in fiscal 2004, $117,812 in fiscal 2003, $69,894, in FY 2002 and $ 56,961 during FY 2001.

Present operations, assets and employees are primarily those of Mortile. At June 30, 2002 there were twelve full time employees, all being employees of Mortile.

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

Polymer Technologies

A polymer consists of chains of molecules, called monomers, that combine or polymerize (normally with help from a catalyst) to form large molecular structures. Polymers are very versatile materials. For example, they can be cast into molds to create intricate structures, extruded through a spinneret to make fibers, or blended with liquids - including water - to make coatings, adhesives and thickeners. As a result, polymers have replaced, and continue to replace, natural products such as metal, wood, paper, cotton and glass in a broad range of applications. Moreover, the substitution is not driven primarily by cost, but by the increasing desirability of polymers based on their versatility and performance characteristic.

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

Item 2. Properties

TVI currently leases 17,300 square feet of office and production facilities at 3411 McNicoll Avenue, Scarborough, Ontario. With a total monthly base rent of $10,981(Canadian) through March 31, 2005. The base rents are exclusive of real estate tax escalations. The current two year lease expires on March 31, 2005

Item 3. Legal Proceedings

A legal action referenced in previous filings was commenced against the Corporation, its subsidiary, Mortile Industries Ltd., their President, Frank Mortimer and the Dow Chemical Company, on June 4, 1999; in the Ontario Superior Court of Justice (Commercial List), by a former customer, Endex Polymer Additives Inc. (USA), Endex International Limited and G. Mooney And Associates and the Dow Chemical Company; was settled on June 21, 2004; with no costs of the action and terms of the settlement kept confidential.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Market Information:

The Company's common stock has been publicly traded since March 21, 1986 on the over-the- counter market. The following table sets forth the quarterly high and low bid quotations as reported by the OTC Bulletin Board, Historical Data Service:

Quarter	Low	High

June 2002	$0.100	$0.490

Sept. 2002	0.080	0.190

Dec. 2002	0.050	0.15

Mar. 2003	0.090	0.235

June 2003	0.070	0.150

Sept. 2003	0.055	0.115

Dec. 2003	0.020	0.070

Mar. 2004	0.020	0.060

June 2004	$0.028	$0.10

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

Of the preceding amount 516,500 Restricted Common Stock were issued and paid for in the aggregate amount of $41,957.50 or $0.08 per share and 425,000 stock were issued for expensed services of $22,750 at an average of $0.54 per share.

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

During the 2nd Qtr 2005 ending December 31, 2004 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 647,778 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $36,789.31, for an average share cost of $.057; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 647,778 shares for the quarter and a total issued and outstanding at the end of the period of 43,025,384.

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

Further acquisition of significant property and equipment purchases and/or expansion of facilities will only be considered if demand for Company products warrant such expansion and the financing of such expansion would not adversely affect the Company's financial condition.

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

During fiscal 2004, the company experienced an overall decline of 17% in sales revenues. Its major customer in toll compounding services experienced a major decline in sales and which resulted in the major decline in orders to the company. Increases in pricing and increased sales revenues in the foaming products offset some declines.

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

Administrative expense decreased 26 % during fiscal 2004, when compared to those for the corresponding twelve month period of the previous year as legal expense incurred in the previous year did not occur again.

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

In August 2005 Technical Ventures Inc. entered into an agreement  approved by the Directors of Mortile Industries Ltd. on behalf of Mortile Industries Ltd. and by Mr. Isaac Roitman on behalf of his group. This Group owned and operated production facilities in New York State, Mexico and South America and employs over 1000 people in their manufacturing facilities. The Group contributed in aggregate, US$4.8 million in invested property, know-how and technology in a turnkey operation including US$500,000 infusion of working capital. Mortile Industries issued two debentures payable within 5 years; one of US$1.4 million and a second of US$500,000. The net capital investment is therefore US$2.9 million and a loan to Mortile Industries for US$1.9 million for 60% of Mortile Industries. Technical Ventures retained 40% of Mortile Industries Ltd. The Group will also undertake to purchase materials compounded by Mortile Industries for their own consumption wherever their existing suppliers can be displaced. The investing Group has a substantial expansion in progress in their New York State plant which should come on-stream in January 2005. Mortile Industries Ltd. will be the supplier of materials and compounds for consumption in this plant. New market opportunities are expected to produce additional sales of US$8 million in the second year. The Group brings their financing, technology and raw material purchasing power to the venture which will enable Mortile to expand rapidly and effectively compete in the global market place. Mortile Industries Ltd. will also manufacture color additives for the Corporation thereby eliminating outside purchasing of these products, further contributing to Mortile's sales and profitability. Savings in raw material costs are very important in the very competitive market place we operate in. Survival against imports will depend on pricing which means access to the best possible pricing of both raw materials and capital. Mr. Isaac Roitman will become an officer of Mortile Industries Ltd. and will take an active part in the day-to-day operations, current management of Mortile Industries Ltd. remains in place. Mortile Industries Ltd. and Technical Ventures have exhausted all normal channels of financing and this agreement will enable Technical Ventures the ability to move ahead with confidence. A dividend policy will be embodied in the agreement guaranteeing a percentage of the profits to be paid out each year once the loans are repaid. Technical Ventures Inc. retains its metal technology which it will continue to develop and market through a new subsidiary.

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

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK  Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

TECHNICAL VENTURES, INC.

Financial Statements

June 30, 2004 and 2003

TECHNICAL VENTURES,  INC.

Financial Statements

June 30, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Technical Ventures Inc.

We have audited the accompanying balance sheets of Technical Ventures Inc. (the Company) as of June 30, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the effects of such adjustment, if any, as might have been disclosed had we been able to observe the physical inventory taken at June 30, 2003 and 2004, the financial statements referred to above present fairly, in all material respects, the financial position of Technical Ventures Inc. as of June 30, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eddy Chin, Chartered Accountant
Eddy Chin, Chartered Accountant
Thornhill, Ontario
May 7, 2010

TECHNICAL VENTURES INC.

Consolidated Balance Sheets

	June 30,
	2004	2003
ASSETS

Current Assets
Cash	$7,675	$23,417
Accounts receivable	113,041	110,761
Inventory	71,801	67,011
Prepaid expenses	946	809
Total current assets	193,463	201,998

Deposits	14,761	14,612
Fixed assets, net of accumulated depreciation of $719,404 and $663,538, resp.	268,111	313,169

Total Assets	$476,335	$529,779

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,105,943	$890,201
Current portion of notes payable	-	50,000
Capital lease obligations	84,763	83,904
Related party payables	418,398	309,923
Total current liabilities	1,609,104	1,334,028

Stockholders' Deficit
Common stock, $.01 par value; 42,177,606 and 41,236,106 issued and outstanding at June 30, 2004 and 2003, resp.	421,776	412,361
Additional paid in capital	6,559,748	6,504,456
Accumulated other comprehensive income	280,915	289,767
Accumulated deficit	(8,395,208)	(8,010,833)
Total stockholders' deficit	(1,132,769)	(804,249)

Total liabilities and stockholders' deficit	$476,335	$529,779

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended June 30,
	2004	2003
Revenues, net of returns and discounts	$794,634	$850,235
Cost of goods sold	833,230	844,986
Gross margin	(38,596)	5,249

Operating expenses
Selling	81,001	100,197
Research and development	114,513	119,143
General and administrative	244,570	336,550
Total operating expenses	440,084	555,890

Other income (expense)
Gain on disposal of asset	-	485
Other income	176,835	9,109
Foreign currency transaction loss	(5,667)	(16,048)
Interest expense	(76,863)	(35,819)
Total other income (expense)	94,305	(42,273)

Net loss applicable to common shareholders	$(384,375)	$(592,914)

Other comprehensive loss
Foreign currency translation adjustment	(8,852)	(54,361)

Total comprehensive loss	$(393,227)	$(647,275)

Basic and diluted loss per common shares	$(0.01)	$(0.02)

Weighted average shares outstanding	41,812,845	33,696,421

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Statement of Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, June 30, 2002	34,595,706	$345,957	$5,874,321	$344,128	$(7,417,919)	$(853,513)
Common stock issued for subscription	1,600,000	16,000	134,000	-	-	150,000
Common stock issued for services	1,140,400	11,404	97,635	-	-	109,039
Common stock issued for cash	3,700,000	37,000	385,500			422,500
Common stock issued for debt	200,000	2,000	13,000			15,000
Foreign currency translation adjustment	-	-	-	(54,361)	-	(54,361)
Net loss, year ended June 30, 2003	-	-	-	-	(592,914)	(592,914)
Balance, June 30, 2003	41,236,106	412,361	6,504,456	289,767	(8,010,833)	(804,249)

Common stock issued for services	425,000	4,250	18,500	-	-	22,750
Common stock issued for cash	516,500	5,165	36,792	-	-	41,957
Foreign currency translation adjustment	-	-	-	(8,852)	-	(8,852)
Net loss, year ended June 30, 2004	-	-	-	-	(384,375)	(384,375)
Balance, June 30, 2004	42,177,606	$421,776	$6,559,748	$280,915	$(8,395,208)	$(1,132,769)

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Consolidated Statement of Cash Flows

	Year Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(384,375)	$(592,914)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	22,750	109,040
Depreciation	13,715	20,014
Changes in operating assets and liabilities:
Accounts receivable	(1,138)	42,192
Inventory	(4,076)	9,971
Prepaid expenses	(127)	3,076
Deposits	-	33,180
Accounts payable and accrued liabilities	208,903	52,811
Net cash used in operating activities	(144,348)	(322,630)

Cash flows from investing activities
Purchase of equipment	-	(225,108)
Gain on disposal of fixed assets	3,847	-
Net cash provided by (used in) investing activities	3,847	(225,108)

Cash flows from financing activities
Repayment of note payable	(50,000)	-
Repayment of related party payables	-	(63,078)
Proceeds from related party payables	105,012	-
Stock issued for subscription	-	150,000
Stock issued in exchange for debt	-	15,000
Proceeds from sale of common stock	41,957	422,500
Net cash (used in) provided by financing activities	(96,969)	524,422

Effect of exchange rate on cash	27,790	14,070

Net change in cash	(15,742)	(9,246)
Cash at beginning of period	23,417	32,663
Cash at end of period	$7,675	$23,417

See accompanying notes to financial statements

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2004 and 2003

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2004 or 2003.

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

June 30, 2004 and 2003

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

June 30, 2004 and 2003

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

June 30, 2004 and 2003

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

June 30, 2004 and 2003

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

During the year ended June 30, 2004, the Company issued a total of 425,000 common shares with an aggregate value of $22,750 for services performed on behalf of the Company. The Company also issued 516,500 common shares for total cash considerations of $41,057. There were 42,177,606 common shares issued and outstanding at June 30, 2004.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception.  As of June 30, 2004 and 2003 and since inception, the Company had no dilutive potential common shares.

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

TECHNICAL VENTURES, INC

Notes to Financial Statements

June 30, 2004 and 2003

Note 4 – Income Taxes (continued)

Income tax provision at the federal statutory rate	35%
Effect on operating losses	-35%
-

Net deferred tax assets consist of the following:

	2004	2003
Net operating loss carry forward	$8,395,208	$8,010,833
Valuation allowance	(8,395,208)	(8,010,833)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2004	2003	Since Inception
Tax at statutory rate (35%)	$134,531	$207,520	$2,938,333
Increase in valuation allowance	(134,531)	(207,520)	(2,038,333)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended June 30, 2004 or 2003.

The net federal operating loss carry forward will expire in 2023 and 2024.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The Company has received loans multiple shareholders totaling from inception to June 30, 2004 for the purposes of funding operations. This includes $131,744 received during the year ended June 30, 2003 and $55,012 received during the year ended June 30, 2004. Repayments of shareholder loans totaled $41,969 and $62,853 during the years ended June 30, 2004 and 2003, respectively. There was $418,398 and $309,923 due to shareholders at June 30, 2004 and 2003.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 6/30/2004. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Larry Leverton has been Secretary and Treasurer of since April 1986. Since 1983 he has been president of L.R. Leverton Enterprises' Inc., a transportation consulting firm. In 1982 he was vice-president of Newman Harbour Terminals and Transportation

Item 11. Executive Compensation

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

Number of Shares

Name of Beneficial Owner	Beneficially Owned (1)		Percent of Common Stock

Frank Mortimer	1,918,753	(2)	4.5%

Larry Leverton	941,448	(3)	2.2%

Bryan Carter	415,000	(4)	1.0%

G. Howland	2,830,000		6.7%

All Officers & Directors
As A Group 3,275,201 (5) 7.8%

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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

For fiscal year 2003, fees billed by principal accountant, $10,000 US in aggregate.

For fiscal year 2004, fees billed by principal accountant, $10,000 US in aggregate

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