Form 10-Q
period 2004-09-30
TECHNICAL VENTURES INC
filed 2010-05-12
CIK 788340

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

Commission File Number 33-2775-A

TECHNICAL VENTURES INC.

[ ] Accelerated Filer [X] Is Not an Accelerated Filer

(Exact Name of Small Business Issuer As Specified In Its Charter)

New York	13-3296819

(State Or Other Jurisdiction Of Incorporation Of Organization)	(I.R.S. Employer Identification No.)

2000 NE 22nd ST, Wilton Manors, FL 33305

(Address of Principal Executive Offices, Zip Code)

Issuer's Telephone Number, Including Area Code (828) 489-9409

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES  NO X

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of September 30, 2004

42,377,606 Shares Of Common Stock, $.01 Par Value and as of May 10, 2010 150,108,777

Technical Ventures Inc. Condensed Consolidated Report 10QSB For Financial Period Ending September 30, 2004

TECHNICAL VENTURES, INC.

Financial Statements

September 30, 2004 and 2003

TECHNICAL VENTURES, INC.

Financial Statements
September 30, 2004 and 2003

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2004 and June 30, 2004	1

Statements of Operations for the three months ended September 30, 2004 and 2003	2

Statements of Cash Flows for the three months ended September 30, 2004 and 2003	3

Notes to the Financial Statements	4 - 8

TECHNICAL VENTURES INC.
Balance Sheets

	September 30, 2004	June 30, 2004

	(Unaudited)
ASSETS

Current assets
Cash	126	7,675
Accounts receivable	-	113,041
Inventory	-	71,801
Prepaid expenses	-	946
Total current assets	$126	$193,463

Deposits	-	14,761
Fixed assets, net of accumulated depreciation	-	268,111

Total assets	$126	$476,335

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$335,184	$1,105,943
Capital lease obligations	-	84,763
Related party payables	64,460	418,398
Total current liabilities	399,644	1,609,104

Stockholders' Deficit
Common stock, $.01 par value; 42,377,606 and 42,177,606 issued and outstanding at September 30, 2004 and June 30, 2004	423,776	421,776
Additional paid in capital	6,567,066	6,559,748
Accumulated other comprehensive income	282,079	280,915
Accumulated deficit	(7,672,439)	(8,395,208)
Total stockholders' deficit	(399,518)	(1,132,769)

Total liabilities and stockholders' deficit	$126	$476,335

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Statements of Operations

	Three months ended September 30,
	2004	2003
Revenues	$-	$-

Operating expenses

Professional fees	30,966	-

General and administrative	4	53,442

Total operating expenses	30,970	53,442

Other expense

Interest expense	4,276	31,400

Total other expense	4,276	31,400

Extraordinary gain	758,015	-

Income (loss) from continuing operations	722,769	(84,842)

Loss from discontinued operations	-	(70,153)

Net income (loss) applicable to common shareholders	$722,769	$(154,995)

Other comprehensive loss

Foreign currency translation adjustment	1,164	-

Total comprehensive income (loss)	$723,933	$(154,995)

Basic and diluted income (loss) per common share	$0.02	$(0.00)

Weighted average shares outstanding	42,225,432	41,258,932

See accompanying notes to financial statements

TECHNICAL VENTURES INC.
Statements of Cash Flows

	Three months ended September 30,
	2004	2003
Cash flows from operating activities

Net income (loss)	$723,933	$(154,995)
Adjustment to reconcile net income (loss) to net cash used by operating activities

Common stock issued for services	9,318	8,000

Depreciation	-	11,568
Changes in operating assets and liabilities:

Accounts receivable	113,041	23,157

Prepaid expenses	946	-

Inventory	71,801	13,139

Accounts payable and accrued liabilities	(770,759)	36,480

Net cash used in operating activities	148,280	(62,651)

Cash flows from investing activities

Security deposits	14,761	-

Fixed assets	268,111	-

Net cash used in investing activities	282,872	-

Cash flows from financing activities

Related party payables	(354,065)	24,645

Capital lease obligation	(84,763)	-

Notes payable	-	21,287

Net cash provided by financing activities	(438,828)	45,932

Effect of exchange rate on cash	127	(1,201)

Net change in cash	(7,549)	(17,920)

Cash at beginning of period	7,675	23,417

Cash at end of period	$126	$5,497

Cash paid for interest	$4,276	$4,308

See accompanying notes to financial statements

TECHNICAL VENTURES, INC
Notes to Financial Statements
September 30, 2004 and 2003

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

Technical Ventures Inc.'s subsidiary Mortile Industries Ltd. deals in the design, development, and manufacturing of proprietary polymers, composite and specialty compounds; additionally Mortile compounds proprietary formulations of the customer. The application of TVI's products expands into every area of plastics. Repetitive business is constant, because of the technical complexity of the various products and loyalty to TVI by its customers. The Company sold all of its stock in Mortile Industries Ltd. in August 2004 and as such is no longer considered a subsidiary.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2004 or 2003.

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
September 30, 2004 and 2003

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
September 30, 2004 and 2003

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
September 30, 2004 and 2003

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
September 30, 2004 and 2003

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 50,000,000 shares with par value of $0.01.

During the three months ended September 30, 2004, the Company issued a total of 200,000 common shares with an aggregate value of $9,318 for services performed on behalf of the Company. There were 42,377,606 and 42,177,606 common shares issued and outstanding at September 30, 2004 and June 30, 2004.

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

Note 4 – Elimination of Subsidiary

During the three months ended September 30, 2004, the Company sold all of the common stock of Mortile Industries Ltd. held for investment. As a result, this entity is no longer consolidated into the operations and financial position of the Company.

Note 5 – Subsequent Events

The Company has evaluated subsequent events through May 3, 2010 and determined there are no material events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

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

Business Development

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

The Company does not plan any purchase of significant equipment in the next twelve months.

Employees

We currently have one employee, including our President.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management made an internal assessment of the effectiveness of our internal control over financial reporting as of 09/30/2004. In making this assessment, it used the experience of the President and CEO. Based on this evaluation, our management concluded that the internal control is ineffective since there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, the Company issued a total of 200,000 common shares with an aggregate value of $9,318 for services performed on behalf of the Company

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information

Subsequent Events:

On 26 August 2004   Technical Ventures Inc. entered into an agreement approved by the Directors of Mortile Industries Ltd. on behalf of Mortile Industries Ltd. and by Mr. Isaac Roitman on behalf of his group. This Group owned and operated production facilities in New York State, Mexico and South America and employs over 1000 people in their manufacturing facilities. The Group contributed in aggregate, US$4.8 million in invested property, know-how and technology in a turnkey operation including US$500,000 infusion of working capital. Mortile Industries issued two debentures payable within 5 years; one of US$1.4 million and a second of US$500,000. The net capital investment is therefore US$2.9 million and a loan to Mortile Industries for US$1.9 million for 60% of Mortile Industries. Technical Ventures retained 40% of Mortile Industries Ltd. The Group will also undertake to purchase materials compounded by Mortile Industries for their own consumption wherever their existing suppliers can be displaced. The investing Group has a substantial expansion in progress in their New York State plant which should come on-stream in January 2005. Mortile Industries Ltd. will be the supplier of materials and compounds for consumption in this plant. New market opportunities are expected to produce additional sales of US$8 million in the second year. The Group brings their financing, technology and raw material purchasing power to the venture which will enable Mortile to expand rapidly and effectively compete in the global market place. Mortile Industries Ltd. will also manufacture color additives for the Corporation thereby eliminating outside purchasing of these products, further contributing to Mortile's sales and profitability. Savings in raw material costs are very important in the very competitive market place we operate in. Survival against imports will depend on pricing which means access to the best possible pricing of both raw materials and capital. Mr. Isaac Roitman will become an officer of Mortile Industries Ltd. and will take an active part in the day-to-day operations, current management of Mortile Industries Ltd. remains in place. Mortile Industries Ltd. and Technical Ventures have exhausted all normal channels of financing and this agreement will enable Technical Ventures the ability to move ahead with confidence. A dividend policy will be embodied in the agreement guaranteeing a percentage of the profits to be paid out each year once the loans are repaid. Technical Ventures Inc. retains its metal technology which it will continue to develop and market through a new subsidiary

On November 4th, 2004, Mr. Frank Mortimer, Director, President and CEO of the company placed the name of Dr. David Venutri forward for nomination to the Board of Directors of the company. The Board of Directors unanimously resolved that Dr. Venturi be elected. Dr. Venturi is a Doctor of Medicine, graduate of the University of Toronto, Advanced Cardiopulmonary Life Support and Advanced Trauma Life Support. Additionally he holds a M.A.Sc. Institute for Aerospace Studies, University of Toronto. A Gold Medalist in B.Sc., Honors Physics from the University of Windsor. Dr. Venturi is widely published in medical, physics and aerospace research.  On November 5th, 2004, Mr. Bryan Carter a Vice President and Director of Technical Ventures Inc. resigned his position with the company. Mr. Carter, having served in these positions since 1986, felt it necessary to resign due to poor health and that he had relocated to British Columbia, Canada.

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

On June 1, 2008, Mr. Wally Kralik and Yarko Mulkewytch, Directors of Technical Ventures Inc. resigned to focus on other interest but will remain on call to assist with the task of restoring the fully reporting status of the company.

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

Stock issuances after period ended to current

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

During the 3rd Qtr 2005 ending March 31, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 43,025,384.

During the 4th Qtr 2005 ending June 30, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 233,270 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $8,164.00, for an average share cost of $.035; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 233,270 shares for the quarter, a total issuance of 1,081,048 shares for FY 2005, and a total issued and outstanding at the end of the period of 43,258,654.

The Company ended June 30, 2006 FY 2005 with 43,258,654 shares issued and outstanding.

During the 1st Qtr 2006 ending September 30, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 1,502,005 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $60,179.00 for an average share cost of $.040; resulting in a total share issuance of 1,502,005 shares for the quarter and a total issued and outstanding at the end of the period of 44,760,659.

During the 2nd Qtr 2006 ending December 31, 2006 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 44,760,659.

During the 3rd Qtr 2006 ending March 31, 2007 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 255,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $10,200.00 for an average share cost of $.040; resulting in a total share issuance of 255,000 shares for the quarter and a total issued and outstanding at the end of the period of 45,015,659.

During the 4th Qtr 2006 ending June 30, 2007 the company issued 500,000 shares of rule 144-restricted common stock for SERVICES, valued at $15,000.00 for an average share cost of $.030; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 500,000 shares for the quarter, a total issuance of 2,257,005 shares for FY 2006, and a total issued and outstanding at the end of the period of 45,515,659.

During the 1st Qtr 2007 ending September 30, 2007 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 45,515,659.

During the 2nd Qtr 2007 ending December 31, 2007 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 750,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $22,500.00 for an average share cost of $.030; resulting in a total share issuance of 750,000 shares for the quarter and a total issued and outstanding at the end of the period of 46,265659.

During the 3rd Qtr 2007 ending March 31, 2008 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 10,0272,328 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $538,381.25, for an average share cost of $.053; the company issued 875,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $38,800.00 for an average share cost of $.044; resulting in a total share issuance of 10,947,328 shares for the quarter and a total issued and outstanding at the end of the period of 57,212,987.

During the 4th Qtr 2007 ending June 30, 2008 the company issued 2,500,000 shares of rule 144-restricted common stock for SERVICES, valued at $75,000.00 for an average share cost of $.030; the company issued 3,000,000 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $115,260.00, for an average share cost of $.038; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 5,500,000 shares for the quarter, a total issuance of 17,197,328 shares for FY 2007, and a total issued and outstanding at the end of the period of 62,712,987.

The Company ended June 30, 2008 FY 2007 with 62,712,987 shares issued and outstanding.

During the 1st Qtr 2008 ending September 30, 2008 the company issued 1,600,000 shares of rule 144-restricted common stock for SERVICES, valued at $155,000.00 for an average share cost of $.097; the company issued 1,309,150 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $60,736.00, for an average share cost of $.046; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0, for an average share cost of $0; resulting in a total share issuance of 2,909,150 shares for the quarter and a total issued and outstanding at the end of the period of 65,622,137.

During the 2nd Qtr 2008 ending December 31, 2008 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 3,350,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $77,400.00 for an average share cost of $.023; resulting in a total share issuance of 3,350,000 shares for the quarter and a total issued and outstanding at the end of the period of 68,972,137.

During the 3rd Qtr 2008 ending March 31, 2009 the company issued 500,000 shares of rule 144-restricted common stock for SERVICES, valued at $20,000.00 for an average share cost of $.040; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 420,000 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $8,406.60 for an average share cost of $.020; resulting in a total share issuance of 920,000 shares for the quarter and a total issued and outstanding at the end of the period of 69,892,137.

During the 4th Qtr 2008 ending June 30, 2009 the company issued 4,176,670 shares of rule 144-restricted common stock for SERVICES, valued at $87,950.00 for an average share cost of $.021; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 4,176,670 shares for the quarter, a total issuance of 11,355,820 shares for FY 2008, and a total issued and outstanding at the end of the period of 74,068,807.

The Company ended June 30, 2009 FY 2008 with 74,068,807 shares issued and outstanding.

During the 1st Qtr 2009 ending September 30, 2009 the company issued 0 shares of rule 144-restricted common stock for SERVICES, valued at $0 for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock for DEBT REDUCTION, valued at $0, for an average share cost of $0; the company issued 0 shares of rule 144-restricted common stock in a PRIVATE PLACEMENT, valued at $0 for an average share cost of $0; resulting in a total share issuance of 0 shares for the quarter and a total issued and outstanding at the end of the period of 74,068,807.

During the 2nd Qtr 2009 ending December 31, 2009 the company issued 13,000,000 shares of rule 144-restricted common stock for SERVICES, valued at $65,000.00 for an average share cost of $.005; the company issued 16,040,000 shares of rule 144-restricted common stock for CONVERTIBLE NOTES, valued at $240,600.00, for an average share cost of $.015; the company issued 40,000,000 shares of rule 144-restricted common stock for THE TECHNOLOGY ACQUISITION OF AMFIL, valued at $200,000.00 for an average share cost of $.005; resulting in a total share issuance of 69,040,000 shares for the quarter and a total issued and outstanding at the end of the period of 143,108,807.

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

The Company ended June 30, 2009 FY 2009 with 143,108,807 shares issued and outstanding.

Item  6. Exhibits and Reports on Form 10-Q

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNICAL VENTURES INC.

Date: May 11, 2010	BY:	/S/"Wayne A Doss"
Wayne A Doss, President and Chief
Executive Officer

Date: May 11, 2010	BY:	/S/"Larry Leverton"
Larry Leverton, Secretary & Treasurer
and Chief Financial Officer