Form 10-K
period 2014-06-30
AMFIL TECHNOLOGIES, INC.
filed 2015-05-12
CIK 788340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Voluntary Filer)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal years ended June 30, 2014 and June 30, 2013

Commission file number 33-2775-A

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures Inc.)
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

3601 Hwy. 7 Suite#400,
Markham, Ontario, Canada L3R 0M3
(Address of Principal Executive Offices) (Zip Code)

(647) 880-5887
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None (Title of Class)	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2013: $2,804,349

The registrant had 664,493,098 shares of common stock outstanding as of May 11, 2015.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would,” “feel,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
●	our ability to maintain or increase our market share in the competitive markets in which we do business;
●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances; and
●	the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.                      BUSINESS.

Background

Technical Ventures Inc. (“TVI” or the “Company”) is a New York State corporation formed on June 14, 1985 and then changed its name to Amfil Technologies Inc.

On April 14, 1986, TVI acquired all the issued and outstanding shares of common stock of Mortile Industries Ltd. (“Mortile”), a Canadian corporation. Mortile dealt in the design, development, and manufacturing of proprietary polymers, composite and specialty compounds; additionally Mortile compounded proprietary formulations of their customers and the application of its products expanded into every area of plastics. On August 26, 2004, 60% of Mortile Industries was sold to an investing group. In December of 2006, the remaining interest was sold and the Company began looking for additional opportunities. TVI retained its metal technology which it continued to develop and market.

On June 4, 2008, Technical Ventures Inc. entered into an agreement with Amfil Technologies Inc. (“AMFE”), a Private California company, to acquire its Ozone Technology, certain fixed assets, and the assumption of certain short term liabilities and subsequently changed its name to Amfil Technologies Inc. Amfi designed, manufactured, and marketed ozone-based cleaning antimicrobial treatment systems worldwide. It offered products, such as cold storage fumigation systems, mobile surface sanitation systems, mobile cleaning and surface sanitation systems, food service contract cleaning systems, animal and zoo systems, fruit and vegetable systems, and fish farming and processing systems. Amfi also provided refrigerated container fumigation systems; and mPact-CAS, a system designed for cased meat log cleaning and antimicrobial treatment. It offered its products to food, beverage, dairy, fruits and vegetables, food service, commercial, industrial, live animal/zoo, fish process and farming, and aquaculture markets. Amfi was founded in 1985 and was based in San Luis Obispo, California.

On December 24, 2010, Amfil Technologies Inc. entered into a Joint Venture Agreement with Trevor Taylor on an equal basis to acquire rights to Medium Scale Prospecting Mining Permits to 9 sites totaling approximately 10,300 acres in Guyana for exploration from Trevor Taylor. AMFE plans to further explore and develop these highly prospective gold mineral property rights in Guyana in due course.

On June 14, 2011 the Company sold off the Amfil “Ozone” Technologies which allows the Company to focus on its continued progress with the gold exploratory projects as a core objective for the Company.

On August 1, 2013 Amfil Technologies Inc. entered into a definitive acquisition agreement (“Reverse Acquisition”) with Interloc-Kings Inc.(“Interloc”). Interloc is an interlock and landscaping specialists and offers landscape construction and snow removal services in Canada. The company was founded in April 2009 and is based in Markham, Ontario, Canada. It has completed projects throughout Markham and the Greater Toronto Area. In connection with the Reverse Acquisition, AMFE purchased 100% of the issued and outstanding shares of common stock of Interloc from the Interloc shareholders in exchange for 350,000,000 newly issued shares of its common stock. As a result of the Reverse Acquisition, the Interloc Shareholders collectively own approximately 55% of the issued and outstanding shares of AMFE’s common stock, and Interloc became the wholly-owned operating subsidiary. Currently all of our business operations are conducted through our wholly-owned subsidiary Interloc.

On May 12, 2014, Amfil Technologies Inc. entered into a Definitive Joint Venture Agreement with Antibacterial Cleaning Treatment Services Inc. (A.C.T.S. Inc.) to acquire a 50% shared ownership with A.C.T.S. Inc. of the mPact -GROzone Antimicrobial Systems and the exclusive right of representation to perform with A.C.T.S. Inc. as a Systems and Service Provider to any Medical Marijuana Industry and legal marijuana grow/process establishments or organizations in North America and globally that is amenable to the use of the Systems and Service of mPact -GROzone Antimicrobial Systems using A.C.T.S. Inc.’s trade- marked and proprietary products and systems.

Business Overview

We have three different projects that we plan to operate in the future:

1.	Gold exploration project in Guyana
2.	Landscape construction and snow removal services
3.	System and service provider to medicinal marijuana industry

Gold exploration in Guyana

The Company owns the rights to Medium Scale Prospecting Mining Permits to 9 sites totaling approximately 10,300 acres in Guyana for exploration of gold. Eight of these properties (“Appororo Sites”) are located in the Guyana Aurora Mineral Property District within approximately 3 to 4 kilometers from the Aurora properties of Guyana Gold Fields Inc. The other mining permit (“Iman Property”) is located on the Guyana Kokerite Mineral Property Site. AMFE’s properties are part of The Guiana Shield, the northern part of the Amazon Craton, one of the largest cratonic areas in the world.

The Imam Kokerite Claims have a history of alluvial river and saprolite land mining operations. The land mining operations has exposed a series of large auriferous quartz veins (with lots of visible gold in hand specimen) running parallel to each other with quartz stringer development. It is reported that in excess of 3,000 ozs of gold has been produced from the local Miners (Porknockers) in Saprolite and Alluvials on the Imam-Kokerite Claim.

The Apporro-Aurora Claims also have a history of alluvial river and saprolite land mining operations and has the potential to host gold in (1) sizeable quartz veins (2) gold in Saprolite (3) gold in alluvials in the active river and creek channels (4) gold in paleo alluvials on elevated terraces and (5) gold in laterite cap that occur through the area. The Aurora Mining Property Site has Guyana Goldfields Inc. located a few kilometers from the Company’s properties. Guyana Goldfields Inc. is in the midst of constructing and developing its Aurora Gold Project which is scheduled to reach first gold pour by mid-2015. Neighboring concessions are presently being mined by mostly local Porknockers.

When we have the funds in place, we will design a systematic exploration programme to develop our properties’ gold potential involving an independent geological report which will recommend an initial exploration programme that will include line cutting, soils sampling, geological mapping and chip sampling, channel sampling of the quartz veins and the saprolite, trenching, a ground gradient magnetic survey and diamond drilling. In the meantime, we continue to pay the yearly fees due on the properties.

Landscape construction and snow removal services

Interloc-Kings Inc. was incorporated in the Province of Ontario in April 2009 and was 100% owned by Roger Mortimer. Over the last four years, clients and revenues have consistently increased. The business leases many trucks, tools, machinery and equipment to facilitate the growing business all while paying the employees and owner salaries and having no outside funding or capital ever injected into the business.

During this initial growth phase due to the very well received model by our clients, we have been able to meet and develop very positive and powerful relationships with other contractors, manufacturers and suppliers of the industry throughout Markham and Toronto. Through experience, we learned about all the different products and installation methods throughout the industry and have our own processes which help the installations go smoother and faster compared to the originally accepted and used methods.

The main goal of Interloc-Kings Inc. is to become one of the largest installer and supplier of interlocking and paving stones in North America as well as becoming the largest winter service company in North America by way of franchising and reproducing the current proven business model across targeted regions; as well as by developing the stone brand and eventually manufacturing the pavers in our own facility.

Products & Services Description

Interloc-Kings Inc. supplies and installs residential and commercial hardscape construction projects including interlocking stone driveways, walkways, back patio’s, retaining walls and steps, fences, decks, pools, etc during the summer season and is one of the largest residential winter service provider in Markham for winter maintenance services covering approximately six hundred homes in the off season.

We have completed a vast array of projects stone and wood related from wheel chair ramps at Pizza Pizza locations to custom waterfalls, sauna’s, backyard kitchens or the coordination of group stone and fencing projects with homeowners or homebuilders to allow for larger scale projects where work is completed for half of a street or a whole street as opposed to individual households. We target anything stone or wood related for installation on the exterior of residential/commercial and industrial properties.

Using our connections to suppliers and manufacturers we are exploring the option of having our own specific type of stone made that will be stocked and promoted by some of our current suppliers for the use by all contractors and homeowners in the area. There are billions of square feet of paving stone purchased and installed globally on a yearly basis and some of the stone suppliers we use have locations as far as Illinois, Michigan, New York, New Jersey, Ohio, Wisconsin, Massachusetts and of course all across Ontario, to name a few.  A supplier in Markham has expressed interest and willing to stock our product and promote it to their clients when it is market ready. By capturing a percentage on all stone sold across North America or even globally, to be used by all contractors for installation, we believe that revenues could rapidly grow within the first three years of the product being available to the market. Since stone installations are seasonal and only approximately two thirds of a given year provide the weather to allow for installations in Ontario, having the stone brand and/or franchises in Southern states will help keep the sales going year round.

The winter aspect of our business was created to keep our employees busy year round and offers a needed service that has never been captured by an individual company on a large scale. Part of the reason we have been able to expand as much as we have is due to the aging population we have. Over the past four seasons we have grown to become one of the largest residential winter service company in Markham to cater for the desire and need by the average person for our service. As we decide to expand to more and more houses across Markham, York Region and the Greater Toronto Area, our number of seasonal customers will increase exponentially and it is a business model that can be replicated in all of Canada and Northern United States. Most households just physically cannot provide the service for themselves for reasons such as injuries, disabilities, aging population or simply because people do not wish to do it themselves and therefore want to pay to have it done for them.

Marketing Strategy

Between 2009 and 2014, Interloc-Kings Inc. has been able to establish a proven business model that has been successful in Markham, Ontario. Our goal is to replicate this model to allow for franchising opportunities within the industry throughout the rest of Ontario, Canada and the United States. By supplying the know-how, trucks, equipment and advertising based on experience and our proven track-record while showing other existing contractors or individuals looking to get into the industry how to run a successful Interloc-Kings Inc. franchise for themselves, we will be able to receive the initial set-up cost and yearly franchise fees all the while developing and establishing the brand name across different regions of the country.

We originally broke into our industry using a very competitive pricing strategy that was still profitable. As our name brand and reputation spreads, we will be able to increase our prices by almost double over a period of time. This is possible since one of our main competitor on average charges almost double what we charge. While the installation costs and time will remain the same on a per job basis, the margins and profitability on each project will increase significantly. Using this model we have put numerous contractors out of business in the area and will continue to do so while capturing more and more of the market share of the regions we are involved in.

In the early stages of the Company, we have not had large advertising budgets because word of mouth referrals have started a snowball effect that has been growing. With a larger team of estimators, we would be able to handle more business and get more jobs done at a faster rate. We are looking at acquiring other contractors in our space to add to our sales, experience, employees and equipment.

We plan to increase and expand our advertising radius in order to substantially raise our contract numbers and revenue amounts. We currently serve only a portion of the City of Markham were able to capture enough clients to be one of the leading contractor in all of Markham for residential service numbers. If we complete a large advertising campaign and our plan is successful, we could increase our total number of contracts from approximately 300 to 5,000 within a two year period. We believe this plan would allow us to have approximately $1.5M to $2M in additional revenue.

For the snow removal business, each truck we put on the road can service anywhere from 80 to 110 residential homes depending on the route. Each year that goes by, our customers become more and more dense within the areas that we service and we are able to get routes done faster and add more houses per vehicle. This allows us to keep each truck within a one or two block radius during service times and therefore we can service a larger amount of customers than any other contractor within the same amount of time and have less of a gas expense and wear and tear on the vehicle. We have streets in Markham where almost half the street use our service or anywhere from six to twelve homes on the same street as opposed to most contractors who travel around from one area to another servicing one home at a time. This strategy similarly to the interlock in order to break into the market, our pricing was able to be on the lower end, however as more and more contractors get knocked out of business by our company and we further monopolize the industry, we will be able to peg prices at a higher level and more in line with what some of the other higher priced competitors charge.

We plan to run franchises in Markham where blocks of 500 customers could be allotted to independent owners or kept as a larger franchise and expanded to other cities across Ontario and Canada. We are also looking at the City of Brampton which is similar in scale and can be easily set up using the model we have in Markham. We are also targeting the City of Toronto which has over 1 million households.

Target market

According to the Interlock Concrete Paving Institute (“ICPI”), the North American Concrete Paving industry covers a total surface area of 478 million square feet or 44.4 million square meter representing 1.4 square foot or 0.13 square meter per capita. Growth rates are projected to be 2.7% in the United States and 7% in Canada.

In 2012, ICPI succeeded in lobbying Congress to include the first-ever permeable pavements provisions that were conceived by ICPI and offered for consideration on Capitol Hill. In doing so, ICPI has created new law, and established that permeable pavements are now a technology for use under the auspices of the U.S. Department of Transportation (USDOT). There has been a steady increase over the last three years in permeable pavement sales with a growth of 3.8% to 5.1% between 2009 and 2011 covering just under 30 million square feet. 78.4% and 21.6% of the permeable pavement sales were placed in commercial and residential applications, respectively.

According to David Smith, director of the new Concrete Paver Institute, the use of pavers in the US may double within the next 4 to 5 years.

System and service provider to medicinal marijuana industry

The Company has entered into a Joint Venture Agreement to acquire 50% ownership in the mPact – GROZONE Antimicrobial Systems and worldwide exclusive distribution rights. A.C.T.S. Inc. is a systems and service manufacturer of mPact – GROZONE Antimicrobial Systems which is an exclusive application specifically designed to meet the needs of the marijuana industry, including marijuana cultivation and extract or edible processing facilities. The mPact – GROZONE Antimicrobial Systems was developed from the existing mPact technology which services primarily the food and beverage industry and has successfully installed numerous high performing units in the Food/Beverage and Fresh Produce Industries with clients such as Sysco Foods, Nestles, Sun Pacific, Thornbury Apple Cidery, etc.

The technology is a Green Environment Friendly Ozone Technology designed to kill bacteria, mold and bugs for marijuana cultivation and edible facilities who want to maintain the highest food quality standards of cleanliness. It has been very well received and the first mPact – GROZONE 60 Antimicrobial System was designed and integrated into a commercially 25,000 square feet licensed, state of the art marijuana cultivation facility in Colorado known as Today’s Health Care.

The mPact – GROZONE technology dramatically improves product safety and quality for marijuana companies that are growing, cultivating and processing extracts manufacturing edibles and running dispensaries. Designed for surface cleaning, antimicrobial treatment, disinfection of hydroponic irrigation water, and destruction of airborne microorganisms, GROZONE is a completely unique offering to the industry.

Intellectual Property

We do not own any copyrights, patents, or trademarks. We own the Internet domain names “www.amfiltech.com“, “www.interloc-kings.com” and “www.grozone.biz”. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. During each of the last two fiscal years, we had no expenditures on research and development activities.

Employees

We currently have one full time employee. Most of our officers currently provide their services free of charge. Until the scope of our operations warrants otherwise, we plan to outsource independent consultants on a part time basis to conduct our operations.

Internet Website

Our Internet website is www.amfiltech.com .

ITEM 1A.                    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

Our properties consist mainly of leased office facilities and leased showroom facilities. We currently lease mail and phone service office facilities at 3601 Hwy. 7 Suite#400, Markham, Ontario, Canada, L3R 0M3 on a month by month basis and have use of the corporate office space and facilities on an as needed basis. Our showroom is located at 220 Hwy. 7, Locust Hill, Ontario, Canada, L0H 1J0.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not party to any litigation, arbitration, administrative actions or other legal proceedings, and our management is not aware of any such proceedings contemplated by any government authority or other party involving the Company.

As of the date of this Annual Report, no director, officer or affiliate (i) is a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

ITEM 4.                      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMFE”. The market for our common stock is limited, volatile and sporadic. The Company's common stock has been publicly traded since March 21, 1986 on the over-the-counter market.

The following table sets forth, for the dates indicated, the high and low bid prices of our common stock as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

Fiscal Year 2014	High Bid	Low Bid
Fourth Quarter 4-1-14 to 6-30-14	$0.0149	$0.0072
Third Quarter 1-1-14 to 3-31-14	$0.0095	$0.0035
Second Quarter 10-1-13 to 12-31-13	$0.015	$0.0001
First Quarter 7-1-13 to 9-30-13	$0.009	$0.0012

Fiscal Year 2013	High Bid	Low Bid
Fourth Quarter 4-1-13 to 6-30-13	$0.006	$0.0021
Third Quarter 1-1-13 to 3-31-13	$0.010	$0.005
Second Quarter 10-1-12 to 12-31-12	$0.012	$0.004
First Quarter 7-1-12 to 9-30-12	$0.01	$0.0001

Holders

As of June 30, 2014, we had 542 shareholders according to American Stock Transfer & Trust Company LLC, the Company’s Transfer Agent.

Dividends

We have not declared or paid any dividends, nor do we intend to do so. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company has no equity compensation plans.

ITEM 6.                      SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

There is substantial doubt that we can continue as a going-concern business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not yet reached profitable operations. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. Our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last fiscal year, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled continued operations and getting the filings of the public company up to date. In order to continue operations and complete all filing requirements, management has contemplated several options to raise capital and sustain operations in the next 12 months. We will continue to borrow money from or sell restricted shares of our common stock to our officers and directors and other unrelated parties in order to maintain operations. Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Business Overview

On August 1, 2013 Amfil Technologies Inc. entered into a definitive acquisition agreement with Interloc-Kings Inc.(“Interloc”). Interloc is an interlock and landscaping specialists and offers landscape construction and snow removal services in Canada. AMFE purchased 100% of the issued and outstanding shares of common stock of Interloc from the Interloc shareholders in exchange for 350,000,000 newly issued shares of its common stock. As a result of the Reverse Acquisition, the Interloc Shareholders collectively own approximately 55% of the issued and outstanding shares of AMFE’s common stock, and Interloc became the wholly-owned operating subsidiary. Currently all of our business operations are conducted through our wholly-owned subsidiary Interloc.

On May 12, 2014, Amfil Technologies Inc. entered into a Definitive Joint Venture Agreement with Antibacterial Cleaning Treatment Services Inc. (A.C.T.S. Inc.) to acquire a 50% shared ownership with A.C.T.S. Inc. of the mPact -GROzone Antimicrobial Systems and the exclusive right of representation to perform with A.C.T.S. Inc. as a Systems and Service Provider to any Medical Marijuana Industry and legal marijuana grow/process establishments or organizations in North America and globally that is amenable to the use of the Systems and Service of mPact -GROzone Antimicrobial Systems using A.C.T.S. Inc.’s trade- marked and proprietary products and systems.

Going forward, the Company plan to operate and explore three different projects, being gold exploration project in Guyana, landscape construction and snow removal services and system and service provider to medicinal marijuana industry. The landscape construction and snow removal services will likely bring in immediate revenues and profits. Management believes that the business of providing system and service to the medicinal marijuana industry offers potential for significant growth in the future.

Results of operations

June 30, 2014 compared to June 30, 2013

Revenues

Revenues increased by 61% from $116,872 in 2013 to $188,471 for the year ended June 30, 2014. Revenues from landscaping activities increased by 68% from $79,864 to $134,324 for the year ended June 30, 2014 whereas revenues from snowplow activities increased by 46% from $37,008 to $54,147 for the year ended June 30, 2014 as the Company expands its activities in the region of Markham and Toronto.

Expenses

During the year ended June 30, 2014, we incurred direct materials cost of $41,331, sub-contractors cost of $51,601, general and administrative expenses of $212,746, selling and marketing expenses of $113,954, loss on joint venture of $37,729 and exploration costs of $6,734. During the year ended June 30, 2013, we incurred direct materials cost of $35,955, sub-contractors cost of $30,560, general and administrative expenses of $59,962, selling and marketing expenses of $1,783. The increase in general and administrative and selling and marketing expenses was mainly due to activities in getting all the filings of Amfil Technologies Inc. up to date and promoting the corporate identity and businesses of the public Company.

Interest of $24,988 incurred during the year ended June 30, 2014 included mainly amortization of debt discount of $16,613 and interest of $7,479 on the convertible promissory notes.

Net Loss

Net loss for the year ended June 30, 2014 was $289,538 or $0.00 loss per share and arose from the activities discussed above for both Interloc-King Inc. and Amfil Technologies Inc. as from August 1, 2013.

Net loss for the years ended June 30, 2013 was $11,427 or $0.00 loss per share and was due to only the activities of Interloc-King Inc.

Liquidity and capital resources

As at June 30, 2014, we had current assets of $126,773, current liabilities of $182,739 and a working capital deficiency of $55,966. The current liabilities and working capital deficiency excludes convertible promissory notes which are classified as mezzanine debt. Our current assets comprised of cash of $19,098 and prepaid expenses of $107,675, which included deposits on the operating leases entered into by the Company. Our current liabilities comprised of accounts payable and accrued liabilities of $89,212, sales tax payable of $24,703, loans payable to related party of $34,791, advances from shareholder of $9,239 and deferred revenue of $24,794.

The increase in current assets from $28,535 in 2013 to $126,773 in 2014 was mainly due to a prepayment on a consulting contract of $77,500. The increase in current liabilities from $57,682 in 2013 to $182,739 in 2014 was mainly due to increase in loans and advances from related parties of $34,791, increase in accounts payable and accrued liabilities of $69,170 and deferred revenue of $24,794 as at June 30, 2014. There were also convertible promissory notes of $135,456 at June 30, 2014, which were classified as mezzanine debt.

For the year ended June 30, 2014, cash used in operating activities was $142,543, primarily as a result of the net loss adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by financing activities was $161,571 and represented proceeds from convertible promissory notes payable of $140,000, proceeds from loans payable of $34,683 net of repayment of advances from shareholder of $13,112. There were no cash used in or generated from investing activities.

Summary of critical accounting policies

Impairment of Long-lived Assets

Long-lived assets comprise of mining rights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management evaluated whether there are any adverse qualitative factors in respect to mining rights indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the mining rights assets were impaired.

Mining rights

The Company has determined that its patented mining claims meet the definition of mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves following the commencement of production. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company wrote off the cost of the mining rights as there was no proven and probable reserves established due to cash flow limitations.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMFIL TECHNOLOGIES INC.
(FORMERLY TECHNICAL VENTURES, INC.)
YEARS ENDED JUNE 30, 2014 AND 2013
(AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amfil Technologies Inc.
(formerly Technical Ventures, Inc.)

We have audited the accompanying consolidated balance sheets of Amfil Technologies Inc. and its subsidiary (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, had an accumulated deficit of $1,008,294 and had a working capital deficiency of $55,966 as at June 30, 2014 that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP
Toronto, Ontario, Canada	Chartered Professional Accountants
May 11, 2015	Licensed Public Accountants

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Consolidated Balance Sheets
As at June 30,
(Amounts expressed in US dollars)

ASSETS	2014	2013

Current Assets:
Cash	$19,098	$11
Prepaid expenses	107,675	28,524
Total Current Assets	126,773	28,535

TOTAL ASSETS	$126,773	$28,535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$89,212	$20,042
Sales taxes payable	24,703	14,923
Loans payable – related party (Note 6)	34,791	-
Advances from shareholder (Note 6)	9,239	22,717
Deferred revenue	24,794	-
Total Current Liabilities	182,739	57,682

TOTAL LIABILITIES	182,739	57,682

Convertible promissory notes, net of discount of $12,023 (Note 4)	135,456	-
Going Concern (Note 1)
Subsequent Events (Note 9)
Related Party Transactions (Note 6)
Stockholders’ Deficiency:
Common stock, $0.001 par value, 900,000,000 (2013 –
900,000,000) shares authorized, 648,500,870 and 350,000,000
shares issued and outstanding respectively.	648,501	95
Additional paid-in capital	166,899	-
Accumulated deficit	(1,008,294)	(30,822)
Accumulated other comprehensive income	1,472	1,580

Total Stockholders’ Deficiency	(191,422)	(29,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$126,773	$28,535

The accompanying notes are an integral part of these consolidated financial statements

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30,
(Amounts expressed in US dollars)

	2014	2013

Revenues	$188,471	$116,872

Operating expenses
Direct materials	41,331	35,955
Sub-contractors	51,601	30,560
General and administration	212,746	59,962
Exploration costs	6,734	-
Selling and marketing	113,954	1,783
Interest	24,988	39
Foreign exchange gain	(1,338)	-
Loss on joint venture (Note 8)	37,729	-
	487,745	128,299

Net loss before income taxes	(299,274)	(11,427)

Deferred tax recovery	9,736	-

Net loss after income taxes	(289,538)	(11,427)

Foreign currency translation (loss) gain	(108)	1,426

Net loss and comprehensive loss	$(289,646)	$(10,001)

Loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and diluted	611,326,821	350,000,000

The accompanying notes are an integral part of these consolidated financial statements

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended June 30, 2013 and 2014
(Amounts expressed in US dollars)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
	$0.001 par value		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity (Deficit)

Balance June 30, 2012 (1)	100	$95	$-	$4,172	$154	$4,421
Foreign currency translation gain	-	-	-	-	1,426	1,426
Dividends paid	-	-	-	(23,567)	-	(23,567)
Net loss	-	-	-	(11,427)	-	(11,427)
Balance June 30, 2013 (1)	100	95	-	(30,822)	1,580	(29,147)
Shares issued on Reverse Acquisition (2)	350,000,000	350,000	(349,905)	(30,822)	1,580	(29,147)
Recapitalization of common stock – Reverse
Acquisition Transaction	284,000,870	284,001	349,905	(687,934)	-	(54,028)
Shares issued for services (Note 5)	14,500,000	14,500	148,000	-	-	162,500
Conversion option on convertible promissory note	-	-	18,899	-	-	18,899
Foreign currency translation loss	-	-	-	-	(108)	(108)
Net loss	-	-	-	(289,538)		(289,538)
Balance June 30, 2014	648,500,870	$648,501	$166,899	$(1,008,294)	$1,472	$(191,422)

(1)	Shares outstanding in Interloc-King Inc., pre Reverse Acquisition
(2)	Shares outstanding have been adjusted to reflect the effect of the August 1, 2013 Reverse Acquisition (See Note 1)

The accompanying notes are an integral part of these consolidated financial statements

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Consolidated Statements of Cash Flows
For the years ended June 30,
(Amounts expressed in US dollars)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,538)	$(11,427)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred tax recovery	(9,736)	-
Non-cash interest expense	7,479	-
Non-cash services rendered	85,000	-
Accretion of interest	16,612	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,053)	-
Increase in deferred revenue	24,717	-
Increase in accounts payable and accrued liabilities	15,013	18,507
Increase in sales taxes payable	9,963	7,131
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(142,543)	14,211

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) advances from shareholder	(13,112)	9,419
Proceeds from convertible promissory notes	140,000	-
Proceeds from loans payable	34,683	-
Dividends paid	-	(23,567)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	161,571	(14,148)

Effect of exchange rate changes on cash	59	(1)

NET INCREASE IN CASH	19,087	62
CASH
Beginning of year	11	(51)
End of year	$19,098	$11

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services rendered	$162,500	$-

The accompanying notes are an integral part of these consolidated financial statements

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN

Nature of business

Amfil Technologies Inc. (the “Company” or “AMFE”), formerly Technical Ventures, Inc., was incorporated in New York State on June 14, 1985.

The Company owns the rights to Medium Scale Prospecting Mining Permits to 9 sites totaling approximately 10.8 acres in Guyana for gold exploration. AMFE plans to further explore and develop these highly prospective gold mineral property rights in Guyana in due course.

On May 12, 2014, the Company entered into a Joint Venture Agreement with ACTS to acquire 50% ownership in the mPact – GROZONE Antimicrobial Systems and the exclusive right of representation to perform with ACTS as a Systems and Service Provider to any Medical Marijuana Industry and legal marijuana grow/process establishments or organizations in North America and globally that is amenable to the use of the Systems and Service of mPact – GROZONE Antimicrobial Systems. This technology is a Green Environment Friendly Ozone Technology designed to kill bacteria, mold and bugs for marijuana cultivation and edible facilities who want to maintain the highest food quality standards of cleanliness. The business name of the new Venture will be Definitive AMFIL-ACTS Joint Venture (“AMFE-ACTS JV”). The financial position and results of operations of the joint venture are presented on a consolidated basis with the financial position and results of operations of the Company.

Reverse Acquisition of Interloc Kings Inc.

On August 1, 2013, AMFE acquired all the issued and outstanding shares of common stock of Interloc Kings Inc. (Interloc) a Canadian corporation (“Reverse Acquisition”). Interloc is an interlock and landscaping specialists and offers landscape construction and snow removal services in Canada. AMFE issued 350,000,000 common restricted shares as consideration for the purchase. In connection with the Reverse Acquisition, AMFE purchased 100% of the issued and outstanding shares of common stock of Interloc from the Interloc Shareholders in exchange for 350,000,000 newly issued shares of its common stock. As a result of the Reverse Acquisition, the Interloc Shareholders collectively own approximately 55% of the issued and outstanding shares of AMFE’s common stock, and Interloc became AMFE’s wholly-owned operating subsidiary.

In accordance with US GAAP, Interloc was deemed the accounting acquirer. The Reverse Acquisition was accounted for as a recapitalization effected by a share exchange, wherein Interloc is considered the acquirer for accounting and financial reporting purposes and has been reflected in the accompanying consolidated financial statements as of the earliest periods presented. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. All historical information presented prior to the Reverse Acquisition date reflects the operations of Interloc, the accounting acquirer. As a result of the Reverse Acquisition, Interloc assumed $54,028 in current liabilities of AMFE, along with $1,166,833 of deferred tax assets which are provided for by a valuation allowance.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 1 – NATURE OF BUSINESS AND GOING CONCERN (continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred recurring operating losses, has an accumulated deficit of $1,008,294 and a working capital deficiency of $55,966 (excluding convertible promissory notes which are classified as mezzanine debt) as at June 30, 2014.

The Company intends to meet its working capital requirements from the issuance of common shares and convertible promissory notes as well as short term related party loans. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. If management is unsuccessful in these efforts, discontinuance of operations is possible.  These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing and to generate profits and positive cash flow.

Subsequent to June 30, 2014, the Company raised $70,000 from issuance of common shares and convertible promissory note (See Note 9).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars. The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Canadian subsidiary is the Canadian dollar.

Basis of Consolidation

The consolidated financial statements include the accounts of AMFE and its wholly-owned subsidiary, Interloc Kings Inc. Significant inter-company transactions and balances have been eliminated on consolidation.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services received by the Company, valuation of financial instruments, impairment of long lived assets and measurement of non-monetary transactions.

Earnings Per Share

The Company computes basic loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss for the year by the weighted average number of common and potentially dilutive common shares outstanding during the year, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the year. At June 30, 2014, the Company has no potentially dilutive securities outstanding.

Impairment of Long-lived Assets

Long-lived assets comprise of mining rights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management evaluated whether there are any adverse qualitative factors in respect to mining rights indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the mining rights assets were impaired.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development. Accordingly, all research and development costs are charged to expense as incurred as research and development costs.

Stock-Based Compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense for services rendered and over the employee’s requisite service period (generally the vesting period of the equity grant).

Non-monetary transactions

The Company applies ASC 845, “Accounting for Non-Monetary Transactions”, to account for services received through non-cash transactions based on the fair values of the services involved, where such values can be determined. If fair value of the services received cannot be determined, then the fair value of the shares given as consideration is used.

Revenue recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is reasonably assured.

Mining properties

The Company accounts for mine properties in accordance with Accounting Standards Codification 930, Extractive Activities –Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves following the commencement of production. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. The Company wrote off the cost of the mining rights in prior years as there was no proven and probable reserves established due to cash flow limitations.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which a change in judgement occurs, as a result of information that arises or when a tax position is effectively settled.  Interest and penalties related to income tax matters are recognized in general and administrative expense. As at June 30, 2014, the Company’s tax returns for the tax years ended June 30, 2008 to 2013 were open for examination but the Company is not aware of any uncertain tax issues.

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

Fair Value of Financial Instruments

The Company used a three-level hierarchy that prioritizes the inputs used in valuation techniques for determining fair value of investments and liabilities. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

●	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);
●	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and
●	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at June 30, 2014 and 2013:

June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$19,098	$-	$-	$19,098

June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$11	$-	$-	$11

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Joint Venture Accounting

As discussed in Notes 1 and 8, the Company entered into a joint venture in which it has to contribute certain amount of funds, and the other party to the Joint Venture contributes knowhow and labor for the advancement of the GROZONE technology. Neither the Company nor the other party to the Joint Venture have to assume any joint venture liabilities or to provide a guarantee of either joint venture performance or any joint venture liability. Our proportionate share of earnings or loss in the joint venture is recorded on an equity basis in the consolidated financial statements with the financial position and results of operations of the Company.   Intercompany transactions have been eliminated. Joint venture losses will be recorded on the basis of common ownership equity interests (50% Company / 50% other joint venturer) until common ownership equity is reduced to $0. Subsequent joint venture losses will be allocated to the Company. As at June 30, 2014, all joint venture losses are represented by capital contributions of the Company and as such the Company has written off the carrying amount of its investment in the joint venture. Losses incurred by the joint venture in excess of the capital accounts of the joint venture will be allocated to the Company to the extent of net outstanding advances.

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the U.S. dollar and the accompanying financial statements have been expressed in US$. The Company’s subsidiary maintains its books and record in its local currency, Canadian dollar (“Can$”), which is its functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU no. 2014-12, “Compensation – Stock Compensation”, an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. The guidance is effective for annual and interim periods beginning after December 15, 2015. Adoption of this guidance is not expected to have any effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis”. This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Adoption of this guidance is not expected to have any effects on the Company’s consolidated financial statements.

NOTE 3 – MINING RIGHTS

On December 24, 2010, Amfil Technologies Inc. entered into a Joint Venture Agreement on an equal basis with an individual to acquire rights to Medium Scale Prospecting Mining Permits to 9 sites totaling approximately 10,300 acres in Guyana for gold exploration from that individual.

AMFE paid $10,000 in cash and issued 48,000,000 common shares valued at $480,000 as consideration.

The Properties are subject to 2% Net Smelter Returns Royalty "NSR".

Since the acquisition of the Mining Rights by the Joint Venture, no transactions have happened in the Joint Venture. AMFE has continued paying the annual license fee in order to keep the Mining Rights.

The Joint Venture assesses the carrying value of the Mining Rights for impairment at the end of each reporting period. As the Joint Venture could not start an exploration program due to lack of funds, it could not establish that there are proven and probable reserves and the Joint Venture determined that the Mining Rights were impaired and wrote off its cost in prior years. The Company wrote off the carrying amount of its investment in the Mining Rights.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 4 – CONVERTIBLE NOTES

On September 30, 2013, the Company issued a promissory note for the principal amount of US $100,000 to a party related to a shareholder and director of the Company, maturing on September 30, 2014. The note bears interest at the rate of 10% per annum. The principal amount and accrued interest may be converted into common shares of the Company at the conversion rate of $0.0034 per share on or before September 30, 2014 at the option of the holder or automatically if unpaid as at September 30, 2014. The Company has also the option to pay back the note on maturity. Subsequently, the maturity date of the note was extended to September 30, 2015 with all other terms unchanged.

On May 5, 2014, the Company issued a promissory note for the principal amount of US $10,000 maturing on May 5, 2015. The note is non-interest bearing and the principal amount may be converted into common shares of the Company at the conversion rate of $0.005 per share on or before May 5, 2015 at the option of the holder or automatically if unpaid as at May 5, 2015. The Company has also the option to pay back the note on maturity. On May 5, 2015, the note converted automatically into common shares of the Company and the Company did not pay back the note.

On May 8, 2014, the Company issued a promissory note for the principal amount of US $30,000 maturing on May 8, 2015. The note is non-interest bearing and the principal amount may be converted into common shares of the Company at the conversion rate of $0.005 per share on or before May 8, 2015 at the option of the holder or automatically if unpaid as at May 8, 2015. The Company has also the option to pay back the note on maturity. On May 8, 2015, the note converted automatically into common shares of the Company and the Company did not pay back the note.

At the issuance dates of the notes, the fair values of the liability components of the notes were estimated at $111,365 based on the Company’s non-convertible debt borrowing rate and the residual component of $28,635 representing the conversion option was classified to additional paid-in capital. As well, a deferred tax liability of $9,736 was recognized and offset by the deferred tax asset of the Company resulting in a deferred tax recovery. The total debt discounts of $28,635 are amortized over the terms of the respective Notes and the unamortized portion were $12,023 at June 30, 2014 resulting in net finance charge of $16,612 for the year ended June 30, 2014 included in the consolidated statement of operations. The effective interest rates for the US$100,000, US$10,000 and US$30,000 promissory notes were 26%, 25% and 25% respectively. Since the redemption of the convertible promissory notes is conditional, they are classified as temporary equity on the balance sheet, between liabilities and equity.

A summary of the promissory notes is as follows:

Convertible promissory notes	$140,000
Original issue discount	(28,635)
Accretion of interest	16,612
Interest payable	7,479
Balance as at June 30, 2014	$135,456

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 5 – COMMON STOCK

The authorized common stock of the Company consists of 900,000,000 shares with par value of $0.001.

As discussed in Note 1, in connection with the Reverse Acquisition, the Company acquired all the issued and outstanding shares of common stock of Interloc Kings Inc. and issued 350,000,000 common restricted shares as consideration for the purchase.

During the year ended June 30, 2014, the Company issued 14,500,000 valued at $162,500 to various consultants as compensation for services rendered.

The following summarizes the shares and related accounts:

	Number of Shares	Par value	Additional Paid-in capital
Shares issued on Reverse Acquisition	350,000,000	$350,000	$(349,905)
Reverse Acquisition Transaction (1)	284,000,870	284,001	349,905
Shares issued for services	14,500,000	14,500	148,000
Promissory Notes, net of taxes	-	-	18,899
Balance, June 30, 2014	648,500,870	$648,501	$166,899

(1)	These are shares of Amfil Technologies Inc. prior to the reverse acquisition. The Par value adjustment reflects the impact of the reverse takeover transaction.
(2)	Shares outstanding have been adjusted to reflect the effect of the August 1, 2013 Reverse Acquisition (See Note1)

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans payable of $34,791 is due to a party related to a shareholder and director of the Company, which are non-interest bearing, unsecured and have no fixed repayment dates.

Included in convertible promissory notes (Note 4) is an amount of $100,538 (with a face value of $100,000), including interest accrued of $7,479, due to a party related to a shareholder and director of the Company.

Advances from a shareholder of $9,239 (2013 - $22,717) are not interest bearing, unsecured and have no fixed repayment dates.

The Company leases office space and motor vehicles from a shareholder and director of the Company (See Note 8) and paid $24,105 and $28,029 respectively for the year ended June 30, 2014 (2013 - $25,681 and $29,862 respectively).

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 7 – INCOME TAXES

The Company had no income taxes payable at June 30, 2014 and 2013.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2014	2013
Net loss for the year	$(299,274)	$(11,428)
Effective statutory rate	34%	26.5%
Expected tax recovery	$(101,753)	$(3,028)
Net effects of non deductible and allowable items	1,139	10
Foreign operations taxed at lower rate	14,849	10
Change in valuation allowance	76,029	3,018
	$(9,736)	$-

Deferred taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred tax assets and liabilities consist of the following:

	2014	2013
Net operating loss carry forward	$1,253,882	$257
Convertible promissory notes	(9,736)	-
Valuation allowance	(1,244,146)	(257)
Deferred tax assets, net of valuation allowance	$-	$-

Separate income tax returns are filed for each entity of the Group as locally required. At June 30, 2014, net operating loss carry forwards totaled approximately $3,533,000 in the USA, which expires between 2015 and 2034, and approximately $194,000 in Canada, which expires between 2033 and 2034. The net operating loss carry forwards will begin to expire in the year 2015 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at June 30, 2014 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

The 2013 deferred tax assets include only those Interloc before the Reverse Acquisition whereas the 2014 deferred tax assets include those of both AMFE and Interloc.

\
AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company has lease agreements to lease office space and motor vehicles from a shareholder and an officer of the Company under operating leases for terms of ten and five years respectively. The Company’s future minimum payment obligations under the lease commitments are as follows:

2015	$52,296
2016	52,296
2017	38,238
2018	24,180
2019	24,180
Thereafter	60,449
$251,639

Joint venture with ACTS

Under the terms of the Joint Venture Agreement discussed in Note 1, the Company shall be responsible for the initial investment funding and capital contribution of $200,000 over the first 2 – 3 months on an as needed basis and shall further co-ordinate on a best effort basis for an additional investment funding and capital contribution of approximately $3 million to $5 million into the Joint Venture over a 15 month period from the date of initiation of the Joint Venture Agreement. The initial investment of $200,000 shall be used for the advancement of the GROZONE technology, including materials for assembly of the first 2 – 3 units as well as travel, costs and expenses incurred to generate the first sales and beta tests in existing facilities. In addition, AMFE issued 10 million common shares to ACTS.

The Company has contributed approximately $37,700 as at June 30, 2014 and these have been expensed in the Statements of Operations as impairment loss on joint venture. The other party to the Joint Venture only contributes knowhow and labor for the advancement of the GROZONE technology.

AMFIL TECHNOLOGIES INC.
(formerly Technical Ventures, Inc.)
Notes to Consolidated Financial Statements
June 30, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 9 – SUBSEQUENT EVENTS

Share issuance

On November 28, 2014, the Company issued 2,000,000 common shares as compensation for consulting services performed.

On July 9, 2014 the Company entered into an agreement with an investor to fund the Company’s business. Under the agreement, the investor shall advance funds and invest into the Company in return for a 7.5% of the current public float of the Company, with an option to invest and acquire warrants, at an exercise price of $0.01 per share, to acquire additional 25% of the current public float of the Company’s, exercisable anytime over the next 24 months at an exercise price of $0.01 per share, subject to certain terms and conditions.

Convertible note

On March 6 and March 12, 2015, the Company issued two promissory notes agreeing to pay the principal amount of US $10,000 each plus interest at the rate of 10% per annum maturing on March 6 and March 12, 2016 respectively. The principal amount and accrued interest may be converted into shares of the Company at the conversion rate of $0.004 per share on or before March 6 and March 12, 2016 respectively at the option of the holder or automatically if unpaid by those dates. The Company has also the option to pay back the note on maturity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

Effective October 29, 2013, the Company dismissed Eddy Chin (“Chin”) as our independent registered accounting firm with the approval of our board of directors. The reports of Chin on our financial statements for each of the fiscal years ended June 30, 2003 and 2004 contained a disclaimer on opinion due to limitation of scope on not being able to observe physical inventory as at June 30, 2003 and 2004 and an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had incurred losses since inception.

During the years ended June 30, 2003 and 2004 and for the period from July 1, 2004 to October 29, 2013, we have not had any disagreements with Chin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Chin‘s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended June 30, 2003 and 2004 and for the period from July 1, 2004 to October 29, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On October 30, 2013, we engaged MNP LLP, 111 Richmond Street West, Suite 300, Toronto, Ontario, Canada, M5H 2G4 as our new independent registered accounting firm with the approval of our board of directors.

From the most recent audited fiscal year of June 30, 2004 through the date of engagement, we have not consulted with MNP LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that MNP LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that our Disclosure Controls were not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014 since there was material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the Company’s consolidated financial statements as at and for the years ended June 30, 2014 and 2013.

This weakness is due to the Company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage an external accountant with accounting expertise to assist with financial reporting.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well conceived and designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the years ended June 30, 2014 and 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.  It does have an audit committee comprised of the board of directors.

The names, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Roger Mortimer	30	President and a Director

Larry Leverton	76	Secretary/Vice President
		and a Director
Wally Kralik	71	Director

Dr. Yarko Mulkewytch	78	Director

Background of officers and directors

Roger Mortimer – President and a Director

On August 1, 2013, Roger Mortimer was appointed President of Amfil Technologies, Inc. and a Director.

Mr. Mortimer has a B.A. from Wilfred Laurier University. Mr. Mortimer established Interloc-Kings Inc. in April 2009.

Mr. Mortimer developed a network of relationships /contacts and strategic alliances in his related industry with some of the largest suppliers, distributors and competitors in the industry.

His strong communication and inter-personnel skills is a valuable asset to the Company.

Larry Leverton - Secretary, Vice President , and a Director

Larry Leverton has been Secretary and Treasurer of Amfil Technologies, Inc. since April 1986.

Wally Kralik - Director

On June 1, 2010 the Board of Directors approved the appointment of Wally Kralik to the Board of Directors. Mr. Kralik previously served as a Director of the Company until his resignation on June 1 2008. Mr. Kralik served as chairman of both The Connection Group and The Charter Development Group from 1985 until 1998. Mr. Kralik also served as Chief Operating Officer for a construction development company from 1999 to 2002 and currently is the President of a direct marketing company. Mr. Kralik is a graduate of St. Michael's College in Toronto.

Dr. Yarko Mulkewytch - Director

On May 16, 2011, the Board of Directors approved the appointment of Dr. Yarko Mulkewytch to the Board of Directors and as interim President and CEO of AMFIL Technologies, Inc.  Dr. Yarko Mulkewytch holds a degree in Electrical Engineering from the University of Toronto, as well as a MBA from the University of Toronto. Dr. Yarko Mulkewytch also a Doctor of Veterinary Medicine degree (DVM) obtained through Guelph University.

On May 31, 2011, Dr. Yarko Mulkewytch, the Interim President and CEO and Director of AMFIL Technologies, Inc., resigned as President/CEO and he continued to serve as a Director of the Company.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Mortimer, Carter, Leverton, Kralik and Mulkewytch have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Since we have limited operations, we do not believe that the creation of an Audit Committee would be the best use of the resources and time of our board of directors. As a result, our board of directors does not have an audit committee or, consequently, an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a corporate code of business conduct and ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Committee Charter

Since we have limited operations, we do not believe that the creation of a Disclosure Committee would be the best use of the resources and time of our board of directors. As a result, our board of directors does not have a disclosure committee.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2014, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the last three fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
Roger Mortimer	2014	63,832	0	0	0	0	0	0	63,832
President	2013	0	0	0	0	0	0	23,567	23,567

Larry Leverton	2014	0	0	0	0	0	0	0	0
Secretary/Vice President	2013	0	0	0	0	0	0	0	0

Ambrose Fillis	2014	0	0	0	0	0	0	0	0
CEO and President	2013	0	0	0	0	0	0	0	0

Noel Nedrick	2014	0	0	0	0	0	0	0	0
CEO and President	2013	0	0	0	0	0	0	0	0

Mr. Ambrose Fillis was appointed as CEO and President of the Company on June 1, 2010 and resigned on May 12, 2011.
Mr. Noel Nedrick was appointed as CEO and President of the Company on June 2, 2011 and resigned on April 10, 2013. The Company owe 2 million shares to Mr. Nedrick valued at $20,000, which to date, has not been issued yet.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year June 30, 2013.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value
	Fees				& Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Roger Mortimer	0	0	0	0	0	0	0

Larry Leverton	0	0	0	0	0	0	0

Wally Kralik	0	0	0	0	0	0	0

Dr. Yarko Mulkewytch	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.  No options have been granted to our officers and directors thereunder.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. We no longer have employment contracts with our officers or directors.

Indemnification of Directors and Officers

Our bylaws in Article XII provide that to the fullest extent permitted by New York law, the Company shall indemnify our directors and officers against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was a director or officer of the corporation. The indemnification provisions in our bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders.  In addition, your investment in the Company may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that the indemnification provisions in our bylaws are necessary to attract and retain qualified persons as directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership
Roger Mortimer	350,000,000	52.67%
220 Hwy #7, Locust Hill, ON L0H 1J0

Wally Kralik	1,957,306	0.29%
3601 Hwy #7, Suite 400 Markham, ON L3R 0M3

Larry Leverton	941,448	0.14%
3601 Hwy #7, Suite 400 Markham, ON L3R 0M3

All Officers and Directors as a Group (3 persons)	352,898,754	53.11%

[1]  Unless otherwise indicated, each such beneficial owner holds the sole voting power and investment power over the shares beneficially owned.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at June 30, 2014 a shareholder has advanced $9,239 (2013 - $22,717) to the Company and these advance are non interest bearing, unsecured and have no fixed repayment dates.

The Company leases office space and motor vehicles from a shareholder and director of the Company.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)           Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$30,000	MNP
2013	$0	Eddy Chin

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	MNP
2013	$0	Eddy Chin

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MNP
2013	$0	Eddy Chin

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MNP
2013	$0	Eddy Chin

 (5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors instead of the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS XBRL Instance Document.	10-K	101.INS

101.SCH XBRL Taxonomy Extension – Schema.	10-K	101.SCH

101.CAL XBRL Taxonomy Extension – Calculations.	10-K	101.CAL

101.DEF XBRL Taxonomy Extension – Definitions.	10-K	101.DEF

101.LAB XBRL Taxonomy Extension – Labels.	10-K	101.LAB

101.PRE XBRL Taxonomy Extension – Presentation.	10-K	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2015.

AMFIL TECHNOLOGIES INC.

BY:	ROGER MORTIMER
Roger Mortimer
President, Acting Principal Executive Officer
and Acting Principal Financial Officer

BY:	LARRY LEVERTON
Larry Leverton
Vice President, Secretary & Treasurer and
Acting Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ROGER MORTIMER	President, Acting Principal Executive	May 11, 2015
Officer and Acting Principal Financial
Officer
Roger Mortimer

LARRY LEVERTON	Vice President, Secretary & Treasurer and	May 11, 2015
Larry Leverton	Acting Principal Accounting Officer